Form 10-K
period 2015-12-31
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2016-02-26
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015,
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 1-31599
ENDURANCE SPECIALTY HOLDINGS LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0392908
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
Waterloo House
100 Pitts Bay Road
Pembroke HM 08, Bermuda
(Address of principal executive offices, including postal code)
Registrant’s telephone number, including area code: (441) 278-0400
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Name of Each Exchange on Which Registered
Ordinary Shares, par value $1.00 per share	New York Stock Exchange
Preferred Shares, Series B, par value $1.00 per share	New York Stock Exchange
Preferred Shares, Series C, par value $1.00 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The aggregate market value of the ordinary shares held by non-affiliates of the registrant, as of June 30, 2015, was $2,399,392,711.
As of February 22, 2016, 66,921,641 ordinary shares were outstanding.
Certain portions of the registrant’s definitive proxy statement relating to its 2016 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements under "Item 1. Business", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2015 (the "Form 10-K") may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). The PSLRA provides a "safe harbor" for forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance. Such statements include forward-looking statements with respect to us specifically and the insurance and reinsurance business generally, investments, capital markets and the general economic environments in which we operate. Statements which include the words "expect," "intend," "plan," "believe," "project," "anticipate," "seek," "will," and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.
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

•	decreased demand for property and casualty insurance or reinsurance or increased competition due to an increase in capacity of property and casualty insurers and reinsurers;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the inability to renew business previously underwritten or acquired;

•	the inability to obtain or maintain financial strength or claims-paying ratings by one or more of our subsidiaries;

•	our ability to effectively integrate acquired operations and to continue to expand our business;

•	uncertainties in our reserving process, including the potential for adverse development of our loss reserves or failure of our loss limitation methods;

•	the ability of the counterparty institutions with which we conduct business to continue to meet their obligations to us;

•	the failure or delay of the Florida Hurricane Catastrophe Fund or private market participants in Florida to promptly pay claims, particularly following a large windstorm or of multiple smaller storms;

•	our continued ability to comply with applicable financial standards and restrictive covenants, the breach of which could trigger significant collateral or prepayment obligations;

•	Endurance Specialty Holdings Ltd. or Endurance Specialty Insurance Ltd. becomes subject to income taxes in jurisdictions outside of Bermuda;

•	changes in tax regulations or laws applicable to us, our subsidiaries, brokers or customers;

•	state, federal and foreign regulations that impede our ability to charge adequate rates and efficiently allocate capital;

•	changes in insurance regulations in the U.S. or other jurisdictions in which we operate, including the implementation of Solvency II by the European Commission;

•	reduced acceptance of our existing or new products and services;

•	loss of business provided by any one of a few brokers on whom we depend for a large portion of our revenue, and our exposure to the credit risk of our brokers;

•	actions by our competitors, many of which are larger or have greater financial resources than we do;

•	assessments by states for high risk or otherwise uninsured individuals;

•	the impact of acts of terrorism and acts of war;

•	the effects of terrorist related insurance legislation and laws;

•	the inability to retain key personnel;

•	political stability of Bermuda or other countries in which we operate;

•	changes in the political environment of certain countries in which we operate or underwrite business;

•	changes in accounting regulation, policies or practices;

•	our investment performance;

•	the valuation of our invested assets and the determination of impairments of those assets, if any;

•	the breach of our investment guidelines or the inability of those guidelines to mitigate investment risk;

•	the need for additional capital in the future, which may not be available or only available on unfavorable terms;

•	the ability to maintain the availability of our systems and safeguard the security of our data in the event of a security breach, a disaster or other unanticipated event;

•	changes in general economic conditions, including inflation or deflation, foreign currency exchange rates, interest rates, and other factors; and

•
risks relating to our acquisition of Montpelier Re Holdings Ltd., including risks that our future financial performance may differ from projections, and other risks that we may not be able to effectively manage our expanded operations.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-K, including the risk factors set forth in Item 1A, "Risk Factors". We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I

References in the Form 10-K to the terms "we," "us," "our," "the Company" or other similar terms mean the consolidated operations of Endurance Specialty Holdings Ltd. and its subsidiaries, unless the context requires otherwise. References in the Form 10-K to the term "Endurance Holdings" means only Endurance Specialty Holdings Ltd. References to our "insurance subsidiaries" may include our reinsurance subsidiaries. References in this Form 10-K to $ are to the lawful currency of the United States.
Item 1. Business
OVERVIEW
Endurance Specialty Holdings Ltd. ("Endurance Holdings") is a holding company headquartered in Bermuda. Through our operating subsidiaries based in Bermuda, the United States and the United Kingdom, we underwrite property and casualty insurance and reinsurance on a global basis. We focus on the underwriting of specialty lines of insurance and reinsurance, which require dedicated, specialized underwriting skills and resources in order to be profitably underwritten. Our operations are organized into two business segments – Insurance and Reinsurance.
We began operations in December 2001 after Endurance Specialty Insurance Ltd. completed a private placement of $1.2 billion of its equity securities. Endurance Holdings was incorporated in Bermuda in June 2002. On March 5, 2003, Endurance Holdings completed the initial public offering of its ordinary shares on the New York Stock Exchange under the symbol "ENH". On July 31, 2015, we acquired all of the outstanding common shares of Montpelier Re Holdings Ltd. ("Montpelier"), a Bermuda based provider of global property and casualty reinsurance and insurance products. As part of the acquisition, we acquired Montpelier's Lloyd's of London operations, including Syndicate 5151 ("Syndicate 5151") and its managing agent, Endurance at Lloyd's Limited ("Endurance at Lloyd's"). Also as part of the acquisition, we acquired Montpelier's collateralized reinsurance and third party asset management operations, operating under the name "Blue Capital", which includes Blue Capital Management Ltd. ("BCML"), a wholly-owned subsidiary that provides investment and insurance management services to the Blue Capital vehicles through business written in Blue Water Re Ltd. ("Blue Water Re") and Blue Water Re II Ltd. ("Blue Water Re II"), wholly-owned special purpose insurers. For additional information on the acquisition of Montpelier, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, Impact of Montpelier Acquisition on Liquidity and Capital Resources."
Endurance Holdings' nine wholly-owned operating subsidiaries as of December 31, 2015 are as follows:

•	Endurance Specialty Insurance Ltd. ("Endurance Bermuda"), domiciled in Bermuda with branch offices in Switzerland and Singapore;

•	Blue Capital Management Ltd. ("BCML"), domiciled in Bermuda, and manager of Blue Water Re and Blue Water Re II, also domiciled in Bermuda;

•	Endurance Reinsurance Corporation of America ("Endurance U.S. Reinsurance"), domiciled in Delaware;

•	Endurance Worldwide Insurance Limited ("Endurance U.K."), domiciled in England with a branch office in Switzerland;

•	Endurance at Lloyd's, managing agent for Lloyd's Syndicate 5151, domiciled in England;

•	Endurance American Insurance Company ("Endurance American"), domiciled in Delaware;

•	Endurance American Specialty Insurance Company ("Endurance American Specialty"), domiciled in Delaware;

•	Endurance Risk Solutions Assurance Co. ("Endurance Risk Solutions"), domiciled in Delaware; and

•	American Agri-Business Insurance Company ("American Agri-Business"), domiciled in Texas and managed by ARMtech Insurance Services, Inc. (together with American Agri-Business, "ARMtech").
In addition, as part of the Blue Capital operations, Endurance Holdings and Endurance Bermuda together own 33.3% of Blue Capital Reinsurance Holdings Ltd. ("BCRH") and Endurance Bermuda owns 25.1% of Blue Capital Global Reinsurance Fund Limited ("BCGR").
BCRH is a Bermuda-based exempted limited liability holding company managed by BCML that provides fully-collateralized property catastrophe reinsurance and invests in various insurance-linked securities through its wholly-owned Bermuda-based subsidiaries, Blue Capital Re. Ltd. ("Blue Capital Re") and Blue Capital Re ILS Ltd. ("Blue Capital Re ILS"). BCRH's shares are listed on the New York Stock Exchange and the Bermuda Stock Exchange.
BCGR is a closed-ended mutual fund incorporated in Bermuda and managed by BCML that serves as the feeder fund for the Blue Capital Global Reinsurance SA-I cell (the "BCGR Cell"). BCGR's shares are listed on the Specialist Fund Market of the London Stock Exchange and on the Bermuda Stock Exchange.

BUSINESS STRATEGY
Our goal is to generate superior value and long-term return on capital for our shareholders as a leading globally diversified specialty insurance and reinsurance company. We believe the substantial investments we have made to increase the scale of the Company, expand our global underwriting talent and product capabilities, improve our risk management, coupled with our ongoing expense discipline and risk management focus, uniquely positions us to achieve this goal.
The key strategies we employ are:

•
Create and continually refine a portfolio of specialty lines of business focused on profitability. We participate in specific specialty lines of insurance and reinsurance that we believe have the potential to offer the highest risk-adjusted return on capital and in which we can establish a competitive advantage through our specialized teams of expert underwriters. We underwrite our business with a focus on its underlying profitability and are committed to expanding or contracting our businesses based upon the opportunities presented in the markets in which we participate.

•
Develop and maintain deep relationships with clients and distribution partners, while utilizing specialized levels of expertise and analysis in our underwriting. Our management team and underwriters have extensive industry experience, long standing market relationships, and are specialists in the business lines in which they operate. We supplement our underwriters' knowledge and experience through the utilization of catastrophe modeling and dynamic financial analysis techniques that provide a quantitative basis for the management of our risk aggregation and correlation.

•
Employ strong risk management practices, including the purchase of reinsurance and retrocessional protection. Our enterprise risk management framework includes sophisticated modeling technology and a detailed internal control structure that we use to manage the underwriting, investment and operational risks across the Company in order to maximize risk adjusted returns on capital. We also purchase reinsurance and retrocessional protection in order to manage our exposure to large individual risk losses and portfolio loss accumulations, to ensure our businesses are of sufficient size to be considered a lead market for their products and to reduce the overall potential for volatility.

•
Enhance shareholder value by managing a portfolio of investments designed to generate net investment income and book value growth. We manage our investment portfolio within a risk adjusted, total return framework. We focus on implementing a portfolio management strategy designed to generate investment income and increase book value by outperforming the financial markets on a risk adjusted basis while ensuring that we have adequate liquidity to satisfy the needs of our clients, regulators, rating agencies and shareholders.

•
Proactively manage our capital base. We proactively manage our capital by allocating resources to underwriting and investment opportunities that we believe will offer the highest risk-adjusted return. We will return capital to our shareholders when the demand for our products declines and when we believe a return of capital would be beneficial to our shareholders. The primary focus of our capital management activities is to optimize our risk adjusted return on equity while ensuring we maintain sufficient levels of risk based capital and financial flexibility as required by our clients, regulators and rating agencies.

BUSINESS SEGMENTS
The Company has two business segments – Insurance and Reinsurance. Financial data relating to our two segments is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in our Audited Consolidated Financial Statements and related notes presented under Item 8, "Financial Statements and Supplementary Data".
Our two business segments and the related gross and net premiums written for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015		2014		2013
Business Segments	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Insurance	$2,085,901	$880,373	$1,716,128	$860,406	$1,475,429	$932,510
Reinsurance	1,234,960	1,070,097	1,177,948	1,073,800	1,189,815	1,116,423
Total	$3,320,861	$1,950,470	$2,894,076	$1,934,206	$2,665,244	$2,048,933

Insurance
Our Insurance segment is comprised of four lines of business: agriculture, casualty and other specialty, professional lines, and property, marine/energy and aviation. Gross and net premiums written for the lines of business in the Insurance segment for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015		2014		2013
Lines of Business	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Agriculture	$840,445	$267,890	$866,025	$459,149	$954,389	$570,738
Casualty and other specialty	514,203	248,554	396,113	195,927	303,803	218,298
Professional lines	344,482	156,918	263,538	93,640	148,537	95,101
Property, marine/energy and aviation	386,771	207,011	190,452	111,690	68,700	48,373
Total	$2,085,901	$880,373	$1,716,128	$860,406	$1,475,429	$932,510
A description of each of these lines of business follows:
Agriculture. Our agriculture insurance line of business focuses on traditional multi-peril crop insurance, crop hail, livestock risk protection and other agriculture risk management products, all offered through independent agents in the United States.
Casualty and other specialty. Our casualty and other specialty insurance line of business includes casualty insurance, healthcare liability insurance, and contract and commercial surety insurance. Our casualty insurance business provides third party excess and primary liability insurance for a wide range of industry groups. Our healthcare liability insurance business is focused on excess hospital medical professional liability insurance. Our surety insurance business provides contract and commercial surety insurance in the U.S.
Professional lines. Our professional lines insurance business includes directors' and officers' liability, errors and omissions, employment practices liability, fiduciary, environmental liability and pension trust liability insurance and includes both non-profit and for-profit entities representing a wide range of industry groups.
Property, marine/energy and aviation. Our property, marine/energy and aviation line of business includes property insurance, inland marine, ocean marine, marine war, energy and aviation insurance. Our property insurance business provides coverage against all risks of physical loss or damage of commercial properties, engineering and construction of properties and resultant loss of business income. Our inland marine insurance business provides indemnification of loss related to property in transit; movable or specialized types of property. Our ocean marine insurance business covers the loss or damage of ships, cargo, terminals, piers, wharfs and any transport or cargo, as well as general liability coverage for marine risks. Our energy business provides upstream, midstream, downstream, power and renewable energy coverage covering property and liability risk, control of well, transportation and storage, business interruption, cargo and equipment risks. Our aviation business provides general liability and property coverages for a wide range of aviation risks, including hull and liability coverage as well as general liability coverage for ground based risks such as fixed base operators, airport owners and aircraft manufacturers and distributors.

Reinsurance
Our Reinsurance segment is comprised of five lines of business: catastrophe, property, casualty, professional lines, and specialty. Gross and net premiums written for the lines of business in the Reinsurance segment for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015		2014		2013
Lines of Business	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Catastrophe	$311,914	$194,662	$343,213	$252,973	$355,751	$294,260
Property	209,392	205,999	287,326	287,235	297,806	292,872
Casualty	176,506	176,487	159,533	157,947	241,358	239,525
Professional lines	248,610	248,610	174,656	174,656	163,594	163,594
Specialty	288,538	244,339	213,220	200,989	131,306	126,172
Total	$1,234,960	$1,070,097	$1,177,948	$1,073,800	$1,189,815	$1,116,423
A description of these lines of business follows:
Catastrophe. Our catastrophe reinsurance line of business reinsures catastrophic perils for ceding companies on a treaty basis primarily for property and workers' compensation business. The principal perils reinsured include natural perils such as hurricanes, typhoons, earthquakes, floods, tornados, hail and fire and certain man-made perils such as industrial events and terrorism.
Property. Our property reinsurance line of business reinsures property insurance policies issued by our ceding company clients including personal lines, commercial exposures and engineering (principally covering buildings, structures, equipment, contents and time element coverages on a treaty basis). Loss exposures in this line of business include the perils of fire, explosion, collapse, riot, vandalism, wind, tornado, flood and earthquake.
Casualty. Our casualty reinsurance line of business reinsures third party liability exposures from ceding companies such as automobile liability, general liability, umbrella liability and workers’ compensation.
Professional lines. Our professional lines reinsurance line of business reinsures third party professional liability policies issued by our ceding company clients for exposures such as directors' and officers' liability, directors' and officers' and management liability, errors and omissions, employment practices liability, fiduciary, and pension trust liability insurance and includes both non-profit and for-profit entities representing a wide range of industry groups.
Specialty. Our specialty line of business includes primarily aerospace, international agriculture, marine and energy, and trade credit and surety, all of which are underwritten on either a proportional or non-proportional basis. This business line also includes our weather risk management products. Our aerospace business is comprised of the reinsurance of aviation and space risks. Our agriculture business includes reinsurance of international multi-peril crop insurance policies, crop hail policies and other types of crop insurance. Our marine business consists of the reinsurance of river and ocean vessels and cargo risks. Our trade credit and surety business includes the reinsurance of trade credit and political risk, contract surety and commercial surety on a worldwide basis. We also provide surety reinsurance for contract and commercial surety insurers, as well as for fidelity insurers. Our remaining business in this line represents a variety of contracts which are underwritten utilizing the expertise of our senior underwriting staff.
Please see Item 8, "Financial Statements and Supplementary Data" and in our Audited Consolidated Financial Statements and related notes presented under Note 10, "Segment Reporting" for additional information about our business segments and the geographic distribution of our gross premiums written for the last three fiscal years.

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

For the year ended December 31, 2015, Marsh & McLennan Companies, Inc. was the largest single broker in both our Insurance and Reinsurance segments. A breakdown of our distribution by broker and by business segment for the years ended December 31, 2015, 2014 and 2013 is provided in the tables below:

Insurance
	Percentage of Gross Premiums Written
Broker/Agent	2015	2014	2013
Marsh & McLennan Companies, Inc.	10.8%	10.8%	8.4%
Aon Benfield	6.7%	5.9%	4.3%
Willis Companies	4.4%	3.5%	2.1%
Independent agents	40.3%	50.5%	64.7%
All others	37.8%	29.3%	20.5%
Total	100.0%	100.0%	100.0%

Reinsurance
	Percentage of Gross Premiums Written
Broker	2015	2014	2013
Marsh & McLennan Companies, Inc.	35.1%	31.3%	28.4%
Aon Benfield	22.9%	23.7%	29.6%
Willis Companies	17.4%	20.9%	19.6%
All others	24.6%	24.1%	22.4%
Total	100.0%	100.0%	100.0%
CLAIMS MANAGEMENT
Claims are managed by our experienced, technical claims teams working closely with each of our operating subsidiaries. Our claims staff reviews and responds to initial loss reports, administers claims databases, identifies and handles coverage issues, determines whether further investigation is required and where appropriate, retains outside claims counsel, establishes case reserves, approves claims for payment, manages salvage and subrogation and notifies reinsurers. In addition, our claims staff conducts audits of our significant clients throughout the year, evaluating claims handling abilities, reserve philosophies, loss notification processes and the overall quality of our clients' performance.
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
RESERVE FOR LOSSES AND LOSS EXPENSES
We are required by applicable laws and regulations and accounting principles generally accepted in the United States ("U.S. GAAP") to establish reserves for losses and loss expenses that arise from our business. These reserves are balance sheet liabilities representing estimates of future amounts required to pay losses and loss expenses for insured or reinsured claims that have been incurred at or before the balance sheet date, whether already known to us or not yet reported. It is our policy to establish these losses and loss expense reserves after evaluating all information known to us as of the valuation date.
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
While management believes it has made a reasonable estimate of ultimate losses, there can be no assurance that our future losses and loss expenses will not exceed our current total reserves. For a description of the Company's current reserves, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Reserve for Losses and Loss Expenses" and Note 6, "Reserve for losses and loss expenses" in the Notes to the Consolidated Financial Statements of the Company.
ENTERPRISE RISK MANAGEMENT
We have established various processes and controls to monitor and manage our risk exposures. Our enterprise risk management ("ERM") activities are led by our Chief Risk Officer and Group Actuary and are critical to the organization's sustained profitability and financial integrity. The goals of our ERM framework that drive our corporate risk management strategy are as follows:

•	identify, assess, measure, monitor and manage the risks that threaten us and our solvency;

•	optimize our risk based capital position;

•	maximize our risk adjusted returns on capital;

•	manage underwriting, investment and operational volatility; and

•	clearly communicate our approach to our employees and external constituencies.
In order to meet our ERM goals, we have established risk tolerances applicable to certain areas of our business. It is our overall corporate objective to limit the risk of a significant loss on an economic basis from a one-in-one-hundred year series of catastrophic events to no more than 25% of our shareholders' equity.
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

Underwriting Risk Management
Internal underwriting controls are established by our Chief Risk Officer and Group Actuary and management's Risk Management Committee, which includes our Chief Executive Officer and the Chief Executive Officers of Global Insurance and Global Reinsurance. Underwriting authority is delegated to the managers of our lines of business in each business segment and to underwriters in accordance with corporate risk tolerances, prudent practice and underwriting capabilities. Detailed letters of authority are issued to each of our underwriters. These letters of authority reference our operating guidelines and a description of the analytic process to be followed. The letters of authority include, as appropriate, referral requirements specific to each line of business, terms, conditions, risk exposures, transactional situations, limits and premium capacity. Our pricing guidelines are communicated to all business units and each individual underwriter and are stated in terms of maximum combined ratio targets and minimum returns on risk based capital, by line of business, with exceptions permitted only upon approval of senior management as noted in the guidelines.
Our pricing guidelines are regularly reviewed by our Chief Executive Officer, Chief Executive Officers of Global Insurance and Global Reinsurance, and Chief Risk Officer and Group Actuary in order to ensure the guidelines reflect changes in market conditions, interest rates, capital requirements and market-expected returns. In addition, oversight of underwriting risk management is provided by our Board of Directors and its Risk Committee. For a further discussion on the role of our Board of Directors in the Company's risk management, see "Role of the Board of Directors in Risk Management" below.
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
Before we review any natural catastrophe exposed insurance or reinsurance proposal, we consider the appropriateness of the client, including the quality of its management and its risk management strategy. In addition, we prefer those proposals that include significant information on the nature of the perils to be underwritten and detailed aggregate information as to the location or locations of the risks covered. We further request information on the client's loss history for the perils being insured or reinsured, together with relevant underwriting considerations. If a proposal meets the preceding underwriting criteria, we then evaluate the proposal in terms of its risk/reward profile to assess the adequacy of the proposed pricing and its potential impact on our overall return on capital as well as our corporate risk objectives and tolerances.
We have fully integrated our internal pricing actuarial staff into the underwriting and decision making process. We use in-depth actuarial and risk analyses to evaluate contracts prior to authorization. In addition to internal actuaries and risk professionals, we make use of outside consultants as necessary to develop appropriate analyses for pricing.
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
In certain cases, the insurance and reinsurance risks written and assumed by the Company are partially reinsured with third party reinsurers. The amount of reinsurance protection varies by segment and line of business based on a number of factors, including market conditions. The benefits of reinsuring our risks include reducing exposure on individual risks, improving the balance of the Company's portfolio, protecting against catastrophic risks, maintaining acceptable capital ratios and enabling the writing of additional business. Reinsurance ceded does not legally discharge the Company from its liabilities to the original policyholder in respect of the risk being reinsured. For more information on the Company's reinsurance ceded, please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Ceded Reinsurance" and Note 7, "Reinsurance" in the Notes to the Consolidated Financial Statements of the Company.
Catastrophe Risk Management
To achieve our catastrophe risk management objectives, we utilize a variety of proprietary and commercially available tools to quantify and monitor the various risks we accept.
Our catastrophe modeling tools, which include both proprietary and licensed software, use exposure data provided by our insureds and ceding company clients to simulate catastrophic losses. We take an active role in the evaluation of a commercial catastrophe model, providing feedback to the modeling company to improve the effectiveness of their model. We use modeling not just for the underwriting of individual transactions but also to optimize the total return and manage the aggregate risk of our underwriting portfolio. We have specific requirements as to the quality and levels of detailed exposure data to be provided by our clients and have an expressed preference for data at the zip code or postal code level or finer. Data provided at more summary levels, such as counties or Catastrophe Risk Evaluation and Standardizing Target Accumulations (CRESTA) zones, is surcharged for increased uncertainty, where appropriate. We decline business in which we believe the data provided is insufficient to make an appropriate analysis.
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
Loss Reserving Risk Management
Establishing reserves for losses and loss expenses, in particular reserves for the Company's long-tail lines of business, constitutes a significant risk for the Company. Loss reserves do not represent an exact calculation of liability, but instead are estimates of what the Company expects the ultimate settlement and administration of claims will cost. To the extent the Company determines that losses and loss expenses are estimated to exceed the loss reserves recorded in our financial statements, the Company will be required to increase its reserve for losses and loss expenses, which in turn could cause a material reduction in the Company's profitability and capital.
The Company manages the risk inherent in estimating the Company's reserves for losses and loss expenses in a variety of ways. First, the Company underwrites a balanced and diversified portfolio of business, which reduces the Company's susceptibility to reserving errors that may be associated with any one line or type of business. Second, where loss development uncertainty exists, the Company may use purchased reinsurance to reduce the Company's exposure to such loss development uncertainty. Finally, in the Reinsurance segment, the Company conducts active, regular audits of its ceding company clients with the intent of quickly and thoroughly identifying losses assumed by the Company.
The Company’s reserving process also serves to mitigate the risk associated with the Company's loss and loss expense reserve estimates. The Company seeks to base its loss reserve estimates upon actuarial and statistical projections derived from the most recently available data, as well as current information on future trends in claims severity and frequency, judicial theories of liability and other factors. The Company continually refines both its loss reserve estimates and the means by which its loss reserve estimates are derived, continually integrating developing loss experience, reported claims and claims settlements.

Investment Risk Management
Investment risk encompasses the risk of loss in the Company's investment portfolio potentially caused by the adverse impact on its invested assets from fluctuations in interest rates, equity prices, credit spreads, foreign currency rates, inflation and other market changes.
The Company manages its investment risks through both a system of limits and a strategy to optimize expected risk and reward. To ensure diversification of the Company's investment portfolio and to avoid excessive aggregation of risks, limits on asset types, economic sector exposure, industry exposure and individual security exposure are placed on the Company's investment portfolio and monitored on an ongoing basis. The Company manages its interest rate risk through an asset liability management strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities and the anticipated interest rate environment. The Company manages foreign currency risk by seeking to match the Company's liabilities under insurance and reinsurance policies that are payable in foreign currencies with assets, such as cash and investments or currency options and forwards, that are denominated in such currencies. In order to limit the Company's exposure to credit risk, the Company's investment policy is to invest primarily in debt instruments of high credit quality issuers and to limit exposure to any one issuer. The Company's investment policy sets limits for individual credit exposures based on credit rating. The Company manages equity risk by maintaining a diversified portfolio and limiting the overall size of its investment in equities.
The Company uses a number of capital-at-risk models, which include volatility-scenario based measures, value-at-risk ("VaR") and credit impairment calculations to evaluate its investment portfolio risk. Additionally, the Company's capital-at-risk models also include the measures of risk capital applied by Standard & Poor's ("S&P") and A.M. Best Company ("A.M. Best") in their risk based capital assessments of the Company. Scenario-based analytics are used in order to stress test the portfolio for expected changes in specific market scenarios. VaR is a probabilistic method of measuring the potential loss in portfolio value over a given time period and for a given distribution of historical returns. Portfolio risk, as measured by VaR, is affected by four primary risk factors: asset concentration, asset volatility, asset correlation and systematic risk. The Company adjusts its investment risk scenarios for a variety of extremes as well as expected outcomes. Management continuously evaluates the applicability and relevance of the models used and makes adjustments as necessary to reflect actual market conditions and performance over time.
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
The Company seeks to mitigate operational risks through ongoing training and the application of strong process controls throughout its business. Key process controls include underwriting letters of authority, underwriting referral protocols, claims procedures guidelines, financial reporting controls and procedures, information technology procedures, succession planning, disaster recovery planning and business continuity planning. The Company's internal audit department tests the Company's policies and various process controls on a regular basis.
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
Role of the Board of Directors in Risk Management
The Company's Board of Directors administers its risk oversight of the Company through quarterly meetings of its Risk Committee with members of senior management, including representatives from the risk management, actuarial, claims, finance, internal audit, investment, legal and underwriting functions within the organization. The Risk Committee's members review with senior management the Company's enterprise risk management framework and risk register as well as related policies, processes and procedures and reports regularly to the Board of Directors on its activities.
The Risk Committee reviews with management and monitors the Company's risk tolerances as well as the methods utilized by the Company to assess, quantify, monitor and manage these risks. The Risk Committee also evaluates the Company's business plans, projections and performance relative to the level of risk associated with such plans, projections and performance. The Risk Committee reviews and approves on a periodic basis:

•
the Company’s framework for the assessment and management of risk, including the definition of applicable categories of risk, standards in relation to each category of risk and the appropriate risk tolerances;

•	the policies and guidelines governing the Company's framework for the assessment and management of risk; and

•	the level of risk assumed by the Company in its underwriting, investment and operational activities, including the methods by which such risk is measured.
INVESTMENTS
We follow an investment strategy designed to protect book value and generate appropriate risk adjusted returns to grow book value, while providing sufficient liquidity to meet our operating cash needs. The investment portfolio is designed to diversify risks, including interest rate, credit, structure and equity risks. Our investment portfolio is managed by our Chief Investment Officer and a team of investment professionals. Our investment team is experienced in direct portfolio management, asset allocation, managing external investment manager relationships and risk management. Our investment team uses specialized analytical tools to evaluate risk and opportunity in investments to facilitate a risk managed, opportunity oriented approach to investing consistent with the requirements of our investment policy. We utilize external portfolio managers to oversee most of the day-to-day activities of our investment portfolio, and our investment professionals actively monitor our investment managers' performance and compliance with our investment policy and with the specific investment guidelines applicable to each investment manager. We use quoted values and other data provided by nationally recognized third-party pricing sources as inputs to our process for determining the value of our investment portfolio that is carried at fair value in our financial statements.
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
Our investment policy incorporates a traditional policy limit approach to each type of risk, thus setting a maximum amount of capital that may be exposed at any one time to particular types of securities and investment vehicles. We develop and maintain an investment risk profile, including the establishment of risk limits, which is reviewed and revised by the Finance Committee of the Board of Directors based on market conditions and our developing needs and includes estimates of the maximum and expected levels of investment risk relative to shareholders' equity that will be taken over a 12 month period. In determining our investment decisions, we consider the impact of various catastrophic events on our invested assets, particularly those to which our insurance and reinsurance portfolio may also be exposed, in order to protect our financial position. In addition, as part of our risk management processes, we maintain a watch list of securities that management considers to be at risk due to industry and/or issuer specific issues or securities potentially subject to future impairments. These securities are subjected to further internal analysis to evaluate their underlying structures, credit characteristics and overall industry and security specific fundamentals until they are sold, mature or it is deemed that further review is no longer necessary.
For additional information on the Company's investment portfolio, please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Investment Portfolio" and Note 4, "Investments" in the Notes to the Consolidated Financial Statements of the Company.
FINANCIAL STRENGTH RATINGS
Financial strength ratings have become an increasingly important factor in evaluating the competitive position of insurance and reinsurance companies. Endurance Holdings and certain of its operating subsidiaries maintain a financial strength rating at A.M. Best of "A" (Excellent), an S&P rating of "A" (Strong) and a Moody's Investors Service, Inc. ("Moody's") rating of A3. All three ratings agencies conducted reviews of Endurance Holdings during 2015. Syndicate 5151 (which is managed by Endurance at Lloyd's), as is the case with all Lloyd's syndicates, benefits from the Lloyd's single market rating. Lloyd's currently maintains a financial strength rating at A.M. Best of "A" (Excellent), an S&P rating of "A+" (Strong) and a Fitch Ratings Ltd. ("Fitch") rating of "AA-" (Very Strong).
The objective of S&P's, A.M. Best's, Moody's and Fitch's rating systems is to provide an opinion of an insurer's or reinsurer's financial strength and ability to meet ongoing obligations to its policyholders and debt holders. These ratings reflect S&P's, A.M. Best's and Moody's opinions of our capitalization, performance and management, and are not a recommendation to buy, sell or hold the Company’s securities. These ratings may be changed, suspended, or withdrawn at the discretion of S&P, A.M. Best, Moody's and Fitch.

S&P maintains a letter rating system ranging from "AAA" (Extremely Strong) to "R" (Under Regulatory Supervision). The rating "A" (Strong) by S&P is the sixth highest of twenty-one rating levels. Publications of S&P indicate that the "A" rating is assigned to those companies that, in S&P's opinion, have demonstrated strong financial security characteristics, but are somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings.
A.M. Best maintains a letter scale rating system ranging from "A++" (Superior) to "F" (In Liquidation). The rating "A" (Excellent) by A.M. Best is the third highest of 16 rating levels. Publications of A.M. Best indicate that the "A" rating is assigned to those companies that, in A.M. Best's opinion, have demonstrated an excellent ability to meet their obligations to policyholders.
Moody's maintains a letter rating system ranging from "Aaa" (highest quality, subject to the lowest level of credit risk) to "C" (lowest rated, typically in default, with little prospect for recovery of principal or interest). Moody's appends numerical modifiers 1, 2 and 3 to each generic rating classification from Aa through Caa. The modifier 1 indicates that the obligation ranks in the higher end of its generic rating category; the modifier 2 indicates a mid-range ranking; and the modifier 3 indicates a ranking in the lower end of that generic rating category. The rating "A3" by Moody's is the seventh highest of twenty-one rating levels. Publications of Moody's indicate that the "A" rating is assigned to those companies that, in Moody's opinion, are judged to be upper-medium grade and are subject to low credit risk.
Fitch maintains a letter rating system ranging from "AAA" (highest credit quality companies, reliable and stable) to "NR" (not publicly rated). The rating "AA-" (Very Strong) by Fitch is the fourth highest of the 24 rating levels. Publications of Fitch indicate that the "AA-" rating is assigned to those companies that, in Fitch's opinion, have very low default risk, strong capacity for payment of financial commitments and are not significantly vulnerable to foreseeable events.
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
EMPLOYEES
As of December 31, 2015, we had 1,154 full-time employees. We believe that our employee relations are satisfactory. None of our employees are subject to collective bargaining agreements.
REGULATORY MATTERS
General
The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Reinsurers are generally subject to less direct regulation than primary insurers. Endurance Bermuda, Blue Capital Re, Blue Water Re and Blue Water Re II are regulated by the Bermuda Monetary Authority ("BMA"). Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty, Endurance Risk Solutions and ARMtech are regulated by either Delaware or Texas insurance departments based on their state of domicile. Endurance U.K. and Endurance at Lloyd's are regulated by the Prudential Regulation Authority ("PRA"), the Financial Conduct Authority ("FCA"), and in the case of Endurance at Lloyd's, by Lloyd's.

Bermuda
The Insurance Act 1978 of Bermuda and its related rules and regulations, as amended (the "Bermuda Insurance Act") regulates the insurance and reinsurance business of the following entities:
•Endurance Bermuda - Class 4 insurer;
•Blue Capital Re - Class 3A insurer;
•Blue Water Re - special purpose insurer; and
•Blue Water Re II - special purpose insurer.
The Bermuda Insurance Act provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the BMA under the Bermuda Insurance Act. References to insurance or insurance business in this summary are deemed to include references to reinsurance and reinsurance business. The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Bermuda Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The continued registration of an applicant as an insurer is subject to it complying with the terms of its registration and such other conditions as the BMA may impose from time to time.
The Bermuda Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements on Bermuda insurance companies and grants the BMA powers to supervise, investigate, require information and the production of documents and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.
The BMA has enacted various legislative and regulatory amendments to the Bermuda Insurance Act to aid in Bermuda's achievement of regulatory equivalence with that of the European Commission's Solvency II framework in relation to commercial insurance entities. Subject to final approval from the European Union Parliament, Bermuda has been awarded full equivalence for commercial insurers under Europe's Solvency II regime applicable to insurance companies, which came into effect on January 1, 2016. The Insurance Amendment Act 2015 (No. 2) ("Act No. 2") and the Insurance Amendment Act 2015 (No. 3) ("Act No. 3") were proposed during 2015 as part of the BMA's objective of receiving Solvency II equivalency. Act No. 2 and Act No. 3 were approved by the Bermuda Parliament with a commencement date of January 1, 2016. Act No. 2 and Act No. 3 materially amend the Bermuda Insurance Act including to: (i) require certain classes of insurers (including the Company) to maintain their head offices in Bermuda; (ii) require insurers to notify the BMA of any reduction or disposal of shares taking a shareholder controller below 10%, 20%, 33% or 50%; (iii) permit certain classes of insurers to submit condensed audited GAAP financial statements; and (iv) establish the minimum criteria of matters of material significance whereby the approved auditor is required to provide written notice to the BMA of those matters that would impact the BMA's discharge of its functions under the Bermuda Insurance Act. The Act No. 3 also materially amends the Insurance Returns and Solvency Regulations 1980 to include the items and the content of the documents to be submitted as part of the required statutory financial returns for insurers carrying on special purpose business. The Insurance (Prudential Standards) (Class 4 and Class 3B Solvency Requirement) Amendment Rules 2015 and Insurance (Prudential Standards) (Class 3A Solvency Requirement) Amendment Rules 2015 have an effective commencement date of January 1, 2016 and expand the prudential standards of the Bermuda Insurance Act to include the requirement of insurers to meet regulatory capital and reporting requirements on an economic valuation basis. Further amendments to the Bermuda Insurance Act provide that all insurers are now required to implement corporate governance policies and processes as the BMA considers appropriate given the nature, size, complexity and risk profile of the insurer, and all insurers, on an annual basis, are now required to deliver a declaration to the BMA confirming whether or not they meet the minimum criteria for registration.
BCML is licensed as an insurance manager and agent under the Bermuda Insurance Act and is also licensed to carry on investment business under the Investment Business Act 2003, as amended.
Classification of Insurers
The Bermuda Insurance Act distinguishes between insurers carrying on long-term business, insurers carrying on general business and insurers carrying on special purpose business. There are six classifications of insurers carrying on general business, ranging from Class 1 insurers (pure captives) to Class 4 insurers (very large commercial underwriters), with Class 4 insurers being subject to the strictest regulation. There is only one classification of special purpose insurer. The Endurance Holdings entities licensed in Bermuda are not licensed to carry on long-term business. Endurance Bermuda as a Class 4 insurer must (i) at the time of its application for registration, or before it carries on insurance business, have a total statutory capital and surplus of not less than $100,000,000 and (ii) intend to carry on general insurance business, including excess liability business or property catastrophe reinsurance business. Class 4 insurers are required to maintain fully paid-up share capital of

$1,000,000. Blue Capital Re as a Class 3A insurer must maintain fully paid-up capital of $120,000. Generally, Class 3A insurers must (i) intend to carry on general insurance business in circumstances where (a) 50% or more of the net premiums written or (b) 50% or more of the loss and loss exchange provisions, represent unrelated business; and (ii) its total net premiums written from unrelated business are less than $50.0 million. The total annual net premiums from unrelated business written by Blue Capital Re may, in the future, exceed $50.0 million, the maximum amount of total net premiums currently permitted by a Class 3A insurer. However, Blue Capital Re has obtained a waiver from the BMA so that it may remain a Class 3A insurer at all times, even if it writes more than $50.0 million in total annual net premiums from unrelated business. Blue Water Re and Blue Water Re II as special purpose insurers, must fully collateralize the insurance and reinsurance contracts they each write and all parties to these agreements must be sophisticated. Blue Water Re must notify the BMA of each reinsurance contract it writes and Blue Water Re II is only permitted to write business with Endurance Bermuda.
Cancellation of Insurer's Registration
An insurer's registration may be canceled by the BMA on certain grounds specified in the Bermuda Insurance Act, including failure of the insurer to comply with its obligations under the Bermuda Insurance Act or if, in the opinion of the BMA, the insurer has not been carrying on business in accordance with sound insurance principles.
Principal Representative, Head and Principal Office
Every registered insurer or reinsurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda, subject to certain prescribed requirements under the Bermuda Insurance Act. Further, any registered insurer that is a Class 3A insurer or above is required to maintain a head office in Bermuda and direct and manage its insurance business from Bermuda. The recent amendments to the Bermuda Insurance Act provide that in considering whether an insurer satisfies the requirements of having its head office in Bermuda, the BMA may consider (a) where the underwriting, risk management and operational decision making occurs; (b) whether the presence of senior executives who are responsible for, and involved in, the decision making are located in Bermuda; and (c) where meetings of the board of directors occur. The BMA will also consider (a) the location where management meets to effect policy decisions; (b) the residence of the officers, insurance managers or employees; and (c) the residence of one or more directors in Bermuda.
For the purpose of the Bermuda Insurance Act, Endurance Bermuda, Blue Capital Re, Blue Water Re and Blue Water Re II's principal office is the Company's executive offices at Waterloo House, 100 Pitts Bay Road, Pembroke HM 08, Bermuda. Michael J. McGuire has been appointed by the Board of Directors as Endurance Bermuda's principal representative and has been approved by the BMA. BCML has been appointed and approved as the principal representative for Blue Capital Re, Blue Water Re and Blue Water Re II. The principal representative has statutory reporting duties under the Bermuda Insurance Act for certain reportable events, such as threatened insolvency or non-compliance with the Bermuda Insurance Act or with a condition or restriction imposed on an insurer.
Where there has been a significant loss that is reasonably likely to cause Endurance Bermuda and/or Blue Capital Re to fail to comply with its enhanced capital requirement (as described in more detail below), the principal representative must furnish the BMA with a capital and solvency return reflecting an enhanced capital requirement prepared using post-loss data. The principal representative must provide this within forty-five days of notifying the BMA of the loss.
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
Independent Approved Auditor
Every registered insurer must appoint an independent auditor who will audit and report annually on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of Endurance Bermuda, are required to be filed annually with the BMA. Each of Blue Capital Re, Blue Water Re and Blue Water Re II has obtained a waiver under the Bermuda Insurance Act and is not required to file audited statutory financial statements and statutory financial returns annually with the BMA; however, Blue Capital Re, Blue Water Re and Blue Water Re II are each required to file annual audited GAAP financial statements with the BMA. Endurance Bermuda, Blue Capital Re, Blue Water Re and Blue Water Re II's independent auditor must be approved by the BMA and may be the same person or firm that audits Endurance Holdings' consolidated financial statements and reports for presentation to its shareholders. Ernst & Young, Ltd., the independent auditor of Endurance Bermuda, Blue Capital Re, Blue Water Re and Blue Water Re II, has been approved by the BMA.

Loss Reserve Specialist and Group Actuary
As a registered Class 4 insurer, Endurance Bermuda is required to appoint and maintain a loss reserve specialist who is required to submit an opinion with Endurance Bermuda’s statutory financial return in respect of Endurance Bermuda’s losses and loss expenses provisions. The loss reserve specialist, who will normally be a qualified property and casualty actuary, must be approved by the BMA. Jeffrey Dollinger, Chief Reserving Actuary for the Company, has been appointed by the Board of Directors and has been approved by the BMA to act as Endurance Bermuda's loss reserve specialist.
Blue Capital Re, Blue Water Re and Blue Water Re II are not currently required to obtain an opinion form a loss reserve specialist in respect of their stand-alone loss and loss expenses provisions.
Endurance Bermuda, as the Designated Insurer for the Group (see further below), is required to ensure that the Group appoints an actuary approved by the BMA to provide an opinion as to the adequacy of the Group's insurance reserves as reported in its group statutory financial statements. Mr. Dollinger has also been approved by the BMA to act as the Approved Group Actuary for the Group.

Group Supervision
The BMA may, in respect of an insurance group, determine whether it is appropriate for it to act as its group supervisor. An insurance group is defined as a group of companies that conducts exclusively, or mainly, insurance business. The BMA may make such determination where it ascertains that (i) the group is headed by a "specified insurer", which is a Class 3A, Class 3B or Class 4 general business insurer or a Class C, Class D or Class E long-term insurer or another class of insurer designated by order of the BMA; (ii) where the insurance group is not headed by a specified insurer, where it is headed by a parent company which is incorporated in Bermuda; or (iii) where the parent company of the group is not a Bermuda company, in circumstances where the BMA is satisfied that the insurance group is directed and managed from Bermuda or the insurer with the largest balance sheet total is a specified insurer.
Where the BMA determines that it should act as the group supervisor, it shall designate a specified insurer that is a member of the insurance group to be the designated insurer (the "Designated Insurer") and it shall give to the Designated Insurer and other competent authorities written notice of its intention to act as group supervisor. Endurance Bermuda has been notified by the BMA that the Company's group of insurance and reinsurance companies (the "Group") is subject to group supervision by the BMA, and that Endurance Bermuda is the Designated Insurer in respect of the Group for purposes of the Bermuda Insurance Act.
Pursuant to its powers under the Bermuda Insurance Act as group supervisor, the BMA maintains a register of particulars for the Group detailing, among other things, the names and addresses of the Designated Insurer; each member company of the Group falling within the scope of group supervision; the principal representative of the Group in Bermuda; other competent authorities supervising other member companies of the Group; and the Group's auditors.
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
Annual Statutory and GAAP Financial Statements
Endurance Bermuda, as a Class 4 insurer, must prepare and file with the BMA annual statutory financial statements as prescribed by the Bermuda Insurance Act. The Designated Insurer on behalf of the Group must prepare and file with the BMA annual group statutory financial statements. The Bermuda Insurance Act prescribes rules for the preparation and substance of these statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). The insurer or group is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments.
Endurance Bermuda, as a Class 4 insurer, and the Designated Insurer on behalf of the Group are also required to prepare and file with the BMA audited annual financial statements and audited annual group financial statements respectively, prepared in accordance with GAAP or International Financial Reporting Standards.

Blue Capital Re, Blue Water Re and Blue Water Re II are each required to file annual audited GAAP financial statements with the BMA, as the requirement to file audited statutory financial statements and statutory financial returns annually with the BMA has been waived by the BMA.
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

Bermuda Insurer Capital Requirements
As a Class 4 insurer, Endurance Bermuda is required to maintain available statutory capital adequacy and surplus at a level equal to or in excess of its enhanced capital requirement ("ECR"), which is established by reference to either the Bermuda Solvency Capital Requirement model ("BSCR") or an approved internal capital model. An insurer may file an application under the Bermuda Insurance Act to have its ECR requirements waived. Blue Capital Re has obtained such a waiver from the BMA. Blue Water Re and Blue Water Re II, as special purpose insurers, are not subject to the ECR requirements.
The BSCR provides a risk-based capital model as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. The BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers and reinsurers to the capital that is dedicated to their business. The framework that has been developed applies a standard measurement format to the risk associated with an insurer's or reinsurer's assets, liabilities and premiums, including a formula to take account of catastrophe risk exposure. Where an insurer or reinsurer believes that its own internal model for measuring risk and determining appropriate levels of capital better reflects the inherent risk of its business, it may apply to the BMA for approval to use its internal capital model in substitution for the BSCR model. The BMA may approve an insurer's or reinsurer's internal model, provided certain conditions have been established, and may revoke approval of an internal model in the event that the conditions are no longer met or where it feels that the revocation is appropriate. The BMA reviews the internal model regularly to confirm that the model continues to meet the conditions. Endurance Bermuda utilizes the BMA's standard BSCR model for calculating its capital requirements.
While not specifically incorporated into the Bermuda Insurance Act, the BMA has established a target capital level for Class 4 insurers equal to 120% of their ECR ("TCL"). While a Class 4 insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning sign for the BMA, and failure to maintain statutory capital at least equal to the TCL will likely result in increased regulatory oversight by the BMA. Endurance Bermuda's capital level exceeded the TCL level as of December 31, 2015. The Bermuda Insurance Act also provides that the value of the statutory assets of a Class 4 insurer must exceed the value of its statutory liabilities by an amount greater than its prescribed minimum margin of solvency ("MSM"). The MSM that must be maintained at all times by a Class 4 insurer, such as Endurance Bermuda, with respect to its general business is the greater of: (a) $100,000,000; (b) 50% of net premiums written (with a credit for reinsurance ceded not exceeding 25% of gross premiums written); and (c) 15% of net loss and loss expense provisions and other general business insurance reserves.
In relation to the Group, the Designated Insurer must ensure that the value of the Group's assets exceeds the amount of the Group's liabilities by the aggregate MSM of each qualifying member of the Group. The Group is also required to maintain available group capital and surplus equal to 70% of the Group's ECR, with this requirement increasing by increments of 10% in each of the following three years until 100% is required in 2018.
In order to demonstrate compliance with required capital levels, Endurance Bermuda and the Designated Insurer on behalf of the Group are each required to prepare and file a capital and solvency return, which sets out the calculation of applicable capital, as well as the risk management practices and other information used to calculate applicable capital.

The BMA requires Endurance Bermuda, as a Class 4 insurer, and the Group, as a Bermuda insurance group, to perform an assessment of their own risk and solvency requirements, referred to as a Commercial Insurer's Solvency Self Assessment ("CISSA") and the Group Solvency Self Assessment ("GSSA"). The CISSA and the GSSA provide the BMA with an entity's or group's (as applicable) view of the capital resources required to achieve its business objectives and to assess the insurer or insurance group’s governance, risk management and controls surrounding this process. In addition, Class 4 insurers and insurance groups are required to prepare and file with the BMA a catastrophe risk return which assesses an insurer's reliance on vendor models in assessing catastrophe exposure.
Restrictions on Dividends, Distributions and Reduction of Capital
Under the Bermuda Insurance Act, Endurance Bermuda and Blue Capital Re are prohibited from declaring or paying any dividends of more than 25% of its total statutory capital and surplus, as shown on its previous financial year statutory balance sheet, unless at least seven days before payment of the dividends it files with the BMA an affidavit signed by at least two directors and by the insurer's principal representative in Bermuda that the declaration of such dividend has not caused the insurer to fail to meet its relevant margins. In addition, Endurance Bermuda and Blue Capital Re are prohibited from declaring or paying any dividends during any financial year if they are in breach of their ECR, solvency margins or liquidity ratios (as described in more detail below) or if the declaration of such dividend would cause a breach.
Furthermore, under the Companies Act 1981 of Bermuda, as amended (the "Bermuda Companies Act"), Bermuda domiciled companies may only declare or pay a dividend or make a distribution from contributed surplus, if the company has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would be less than its liabilities.
Endurance Bermuda as a Class 4 insurer must obtain the BMA's prior approval before reducing its total statutory capital, as shown on its previous financial year statutory balance sheet, by 15% or more and any application for such approval must include an affidavit signed by at least two directors and by the insurer's principal representative in Bermuda stating that the proposed reduction of capital will not cause the insurer to fail to meet its relevant margins.

Minimum Liquidity Ratio
The Bermuda Insurance Act provides for a minimum liquidity ratio for general business insurers, like Endurance Bermuda and Blue Capital Re. An insurer engaged in general insurance business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include, but are not limited to, cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable and funds held by ceding reinsurers. There are certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined), letters of credit and guarantees.
Supervision, Investigation and Intervention
The BMA may appoint an inspector with extensive powers to investigate and report on the affairs of Endurance Bermuda, Blue Capital Re, Blue Water Re, Blue Water Re II or the Endurance group if the BMA believes that such an investigation is in the best interests of its policyholders or persons who may become policyholders. Such an inspector also has the power to investigate the business of any person who is or at any relevant time was a member of the group of which the person under investigation is a part or a partnership of which the person under investigation is part. In order to verify or supplement information otherwise provided to the BMA, the BMA may direct a company to produce documents or information relating to matters connected with its business. In addition, the BMA has the power to require the production of documents from any person who appears to be in possession of such documents. Further, the BMA has the power, in respect of a person registered under the Bermuda Insurance Act, to appoint a professional person to prepare a report on any aspect of any matter about which the BMA has required or could require information. If it appears to the BMA to be desirable in the interests of the clients of a person registered under the Bermuda Insurance Act, the BMA may also exercise these powers in relation to any company which is or has at any relevant time been (a) a parent company, subsidiary company or related company of that registered person; (b) a subsidiary company of a parent company of that registered person, (c) a parent company of a subsidiary company of that registered person; or (d) a company in the case of which a shareholder controller of that registered person, either alone or with any associate or associates, holds 50 percent or more of the shares or is entitled to exercise, or control the exercise, of more than 50 percent of the voting power at a general meeting.
If it appears to the BMA that there is a significant risk of a company becoming insolvent, or that a company is in breach of the Bermuda Insurance Act or any conditions imposed upon its registration, the BMA may, among other things, direct the company (i) not to effect further contracts of insurance, or any contract of insurance of a specified description; (ii) to limit the aggregate of the premiums to be written by it during a specified period beginning not earlier than 28 days after the direction is given; (iii) not to vary any contract of insurance in force when the direction is given, if the effect of the variation would be to increase the liabilities of the insurer; (iv) not to make any investment of a specified class; (v) before the expiration of a specified period (or such longer period as the BMA may allow) to realize any existing investment of a specified class; (vi) not to declare or pay any dividends or any other distributions, or to restrict the making of such payments to such extent as the BMA thinks fit; (vii) not to enter into any specified transaction with any specified person or persons of a specified class; (viii) to provide such written particulars relating to the financial circumstances of the insurer as the BMA thinks fit; (ix) to obtain the opinion of a loss reserve specialist with respect to general business, or an actuarial opinion with respect to long-term business, and to submit it to the BMA within a specified time; (x) to remove a controller or officer; and (xi) to maintain in, or transfer to and keep in the custody of, a specified bank, assets of the insurer of such value and description as the BMA may direct.
Disclosure of Information
In addition to powers under the Bermuda Insurance Act to investigate the affairs of an insurer, the BMA may require certain information from an insurer (or certain other persons) to be produced to them. Further, the BMA has the power to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda but subject to restrictions. For example, the BMA must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. Further, the BMA must consider whether cooperation is in the public interest. The grounds for disclosure are limited and the Bermuda Insurance Act provides sanctions for breach of the statutory duty of confidentiality.
The Insurance Code of Conduct
The BMA has implemented the Insurance Code of Conduct, which establishes duties, requirements and compliance standards to be adhered to by all insurers registered under the Bermuda Insurance Act, including procedure and sound principles to be observed by insurers. Failure to comply with the requirements of the Insurance Code of Conduct will be a factor taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Bermuda Insurance Act and could result in the BMA exercising its powers of intervention as well as being a factor in calculating the operational risk charge applicable to that insurer's risk based capital model. Endurance Bermuda, Blue Capital Re, Blue Water Re and Blue Water Re II are each subject to the Insurance Code of Conduct and are required to file annually a statutory declaration confirming its compliance with the Insurance Code of Conduct.

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
The definition of "shareholder controller" is set out in the Bermuda Insurance Act but generally refers to (i) a person who holds 10% or more of the shares carrying rights to vote at a shareholders' meeting of the registered insurer or its parent company, or (ii) a person who is entitled to exercise 10% or more of the voting power at any shareholders' meeting of such registered insurer or its parent company, or (iii) a person who is able to exercise significant influence over the management of the registered insurer or its parent company by virtue of its shareholding or its entitlement to exercise, or control the exercise of, the voting power at any shareholders' meeting.
Where an insurer's shares or its parent company's shares are traded on any stock exchange recognized by the BMA, then any shareholder must notify the BMA within 45 days of becoming or ceasing to be a 10 percent, 20 percent, 33 percent, or 50 percent shareholder controller of such insurer. The notice has to be given within 45 days of the shareholder becoming aware of the relevant facts. These provisions are applicable to us and our shareholders although we are unlikely to ever trigger the shareholder controller provisions in respect of U.S. shareholders due to the limitation on voting provisions in Endurance Bermuda’s bye-laws.
Endurance Bermuda is also required to notify the BMA in writing in the event any person has become or ceased to be an officer of Endurance Bermuda. For these purposes, an "officer" is defined as being a director, chief executive or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters. Failure to give a required notice is an offence under the Bermuda Insurance Act.

No insurer, or designated insurer, in respect of the group of which it is a member, may effect or allow another member of the group to effect a material change unless notice in writing of the material change has been served on the BMA and the BMA has not before the end of thirty days from the date of service of the notice notified it in writing that it has objected to the effecting of the material change. A "material change" includes (i) an acquisition or transfer of insurance business being part of a scheme falling within, or any transaction relating to a scheme of arrangement under, section 25 of the Bermuda Insurance Act or section 99 of the Bermuda Companies Act, (ii) an amalgamation with or acquisition of another firm, (iii) engaging in unrelated business that is retail business, (iv) an acquisition of controlling interest in an undertaking that is engaged in non-insurance business that offers services and products to persons who are not affiliates of the insurer; (v) outsourcing all or substantially all of the functions of actuarial, risk management, compliance or internal audit; (vi) outsourcing of all or a material part of an insurer's underwriting activity; (vii) the transfer other than by way of reinsurance of all or substantially all of a line of business; (viii) expansion into a material new line of business; (ix) the sale of an insurer; and (x) outsourcing of an officer role. Failure to give such notice constitutes an offence under the Bermuda Insurance Act. It is possible to appeal a notice of objection served by the BMA.
Bermuda Guidance Notes
The BMA has issued Guidance Notes on the application of the Bermuda Insurance Act in respect of the duties, requirements and standards to be complied with by persons registered under the Bermuda Insurance Act or otherwise regulated under it and the procedures and sound principles to be observed by such persons and by auditors, principal representatives and loss reserve specialists. The BMA continues to issue Guidance Notes through its web site at www.bma.bm. These provide guidance on, among other things, the roles of the principal representative, approved auditor, and approved actuary and corporate governance for Bermuda insurers and insurance groups. The BMA has stated that the Guidance Notes should be understood as reflecting the minimum standard that the BMA expects insurers such as Endurance Bermuda and other relevant parties to observe at all times.
Winding-up
The BMA may present a petition for the winding-up of an insurer on the ground that the insurer (a) is unable to pay its debts within the meaning of Sections 161 and 162 of the Bermuda Companies Act, (b) has failed to satisfy an obligation to which it is or was subject by virtue of the Bermuda Insurance Act, or (c) has failed to satisfy the obligation imposed upon it by Section 15 as to the preparation of accounts or to produce or file statutory financial statements in accordance with Section 17 (save where the appropriate waivers have been obtained), and that the BMA is unable to ascertain the insurer’s financial position. In addition, if it appears to the BMA that it is expedient in the public interest that an insurer should be wound up, it may present a petition for it to be so wound up if a court thinks it just and equitable for it to be so wound up.
Certain Other Bermuda Law Considerations
Endurance Holdings, Endurance Bermuda, BCRH, Blue Capital Re, Blue Capital Re ILS, Blue Water Re, Blue Water Re II and BCML each are required to comply with the provisions of the Bermuda Companies Act regulating the payment of dividends and making of distributions from contributed surplus. Each company is prohibited from declaring or paying a dividend, or making a distribution out of contributed surplus, if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than its liabilities.
Although Endurance Holdings, Endurance Bermuda, BCRH, Blue Capital Re, Blue Capital Re ILS, Blue Water Re, Blue Water Re II and BCML are incorporated in Bermuda, they are classified as a non-resident of Bermuda for exchange control purposes by the BMA. Pursuant to their non-resident status, each of these companies may engage in transactions in currencies other than Bermuda dollars and there are no restrictions on its ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or, in the case of Endurance Holdings and BCRH, to pay dividends to United States residents who are holders of its ordinary shares.
Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As "exempted" companies, Endurance Holdings, Endurance Bermuda, BCRH, Blue Capital Re, Blue Capital Re ILS, Blue Water Re, Blue Water Re II and BCML may not, without the express authorization of the Bermuda legislature or under a license or consent granted by the Bermuda Minister of Economic Development, participate in certain business transactions, including: (1) the acquisition or holding of land in Bermuda (recent changes to the law enable exempted companies to purchase land in Bermuda outright for commercial and residential purposes, subject to obtaining ministerial consent and certain other conditions); (2) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000; (3) to acquire any bonds or debentures secured on any land in Bermuda except bonds or debentures issued by the Government of Bermuda or a public authority or (4) the carrying on of business of any kind for which it is not licensed in Bermuda, except in certain limited circumstances such as doing business with another exempted undertaking in furtherance of Endurance Holdings' business carried on outside Bermuda. Endurance Bermuda, Blue Capital Re, Blue Water Re and Blue Water Re II as licensed insurers in Bermuda, may carry on activities from Bermuda that are related to and in support of its insurance and reinsurance business. While an insurer is permitted to reinsure risks undertaken by any company incorporated in Bermuda and permitted to engage in the insurance and reinsurance business, generally it is not permitted without a special license granted by the Minister of Economic Development to insure Bermuda domestic risks or risks of persons of, in or based in Bermuda.
Securities may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act 2003, and the Exchange Control Act 1972, and related regulations of Bermuda which regulate the sale of securities in Bermuda. In addition, specific permission is required from the BMA, pursuant to the provisions of the Exchange Control Act 1972 and related regulations, for all issuances and transfers of securities of Bermuda companies, other than in cases where the BMA has granted a general permission. The BMA, in its policy dated June 1, 2005, provides that where any equity securities, which would include our ordinary and preferred shares, of a Bermuda company are listed on an appointed stock exchange (the New York Stock Exchange is deemed to be an appointed stock exchange under Bermuda law), general permission is given for the issue and subsequent transfer of any securities of a company from and/or to a non-resident, for as long as any equity securities of the company remain so listed. The ordinary and preferred shares of Endurance Holdings are listed on the New York Stock Exchange, the shares of BCRH are listed on the New York Stock Exchange and the Bermuda Stock Exchange, and the shares of BCGR are listed on the Specialist Fund Market of the London Stock Exchange and on the Bermuda Stock Exchange.
Notwithstanding the above general permission, the BMA has granted us permission to, subject to our ordinary or voting shares being listed on an appointed stock exchange, issue, grant, create, sell and transfer any of our shares, stock, bonds, notes (other than promissory notes), debentures, debenture stock, units under a unit trust scheme, shares in an oil royalty, options, warrants, coupons, rights and depository receipts (collectively, the "Securities") to and among persons who are either resident or non-resident of Bermuda for exchange control purposes, whether or not the Securities (excluding, for the avoidance of doubt, our ordinary or voting shares) are listed on an appointed stock exchange.
The Minister of Finance, under Bermuda's Exempted Undertakings Tax Protection Act 1966, as amended, has given us a written assurance that if any legislation is enacted in Bermuda that would impose tax on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to us or any of our operations or our shares, debentures or other obligations until March 31, 2035. It is possible that after March 31, 2035 we may be subject to Bermuda taxes.
Bermuda Work Permit Considerations
Generally, under Bermuda law, non-Bermudians (other than spouses of Bermudians and individuals holding permanent resident's certificates or working resident's certificates) may not engage in any gainful occupation in Bermuda without the appropriate governmental standard work permit.
Standard work permits can be obtained for a one-, two-, three-, four- or five-year period. Ten year permits are also available but these are generally only applicable where a company meets various criteria, including at least 10 Bermudian staff, development programs for Bermudians, entry level position and equal pay between Bermudians and non-Bermudians. Recent changes to the law now enable an employer to apply for an exemption from the requirement to hold a work permit in respect of its senior executives. Certain senior executives are also now eligible to apply for a permanent resident certificate. Where a standard work permit is being applied for, it is a requirement that the job must be advertised for three days (within an eight-day period) in a local Bermuda newspaper.
U.K. Regulation
General
On April 1, 2013, under the terms of the Financial Services Act 2012, the United Kingdom Financial Services Authority ("FSA") was abolished and a new regulatory structure was put in place, with the Prudential Regulation Authority ("PRA") and the Financial Conduct Authority ("FCA") being established in place of the FSA and macro-prudential policy becoming the responsibility of the Financial Policy Committee within the Bank of England.
The PRA oversees and is responsible for the micro-prudential regulation of banks, insurers and some investment firms. The FCA, which is a separate entity, is responsible for the conduct of business regulation in relation to all authorized firms and the prudential regulation of firms not regulated by the PRA as well as the majority of the market regulatory functions previously conducted by the FSA. The Financial Policy Committee is responsible for the macro-prudential regulation of the entire financial services sector. Under this new regulatory structure Endurance U.K. and Endurance at Lloyd's are supervised by both the FCA and the PRA. In addition, the Council of Lloyd's is responsible under the Lloyd's Act 1982 for the management and supervision of Lloyd's, including its members, syndicates and managing agents, and has rule-making and enforcement powers. The Council of Lloyd's may discharge some of its functions directly by making decisions and issuing resolutions, requirements, rules and byelaws. Other decisions are delegated to the Lloyd's Franchise Board and associated committees. The PRA and FCA, when relevant, coordinate with each other and Lloyd's over its use of enforcement powers. Endurance Corporate Capital Limited ("ECCL") and Endurance at Lloyd's are subject to regulation by Lloyd's.
Supervision
The PRA's approach to supervision of insurance companies is forward looking and judgment based. In taking a forward looking approach, the PRA looks at the current risks faced by a firm, and also possible future risks that may impact on the safety and soundness of a firm's business. By using quantitative and qualitative analysis, the PRA uses its risk assessment framework to form a judgment about the level and type of supervision required for a firm based on how great a risk the firm poses to the stability of the United Kingdom financial system.
The FCA's supervisory focus is on good market conduct and consumer protection, and it also takes a risk-based approach to supervision. The FCA makes judgments and takes action based on the risks posed by firms to the FCA meeting its objectives. There are three elements to the FCA's supervision framework:

•
The firm systematic framework, which is designed to assess a firm's conduct risk by reference to the firm's business model and an assessment of how it embeds fair treatment of customers and ensures market integrity in its conduct of business;

•	Event-driven work to enable the FCA to respond quickly to identified risks in the market; and

•	Issues and product focused work to enable the FCA to deal promptly with emerging issues that might put customers at risk.
Endurance U.K.
Insurance business in the United Kingdom is divided between two main categories: long-term insurance (which is primarily investment-related and life insurance) and general insurance. These two categories are both further divided into "classes" of business. Under the Financial Services and Markets Act 2000 as amended ("FSMA"), effecting or carrying out contracts of insurance, within a class of general or long-term insurance, by way of business in the United Kingdom, constitutes a regulated activity requiring individual authorization. An authorized insurance company must have permission for each class of insurance business it intends to write.
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
As an authorized insurer in the United Kingdom, Endurance U.K. is able to operate throughout the European Union, subject to certain additional regulatory requirements. An insurance company with authorization to write insurance business in the United Kingdom can seek consent from the PRA to allow it to provide cross-border services in other member states of the E.U. As an alternative, PRA consent may be obtained to establish a branch office within another member state, which may require compliance with certain additional local regulatory requirements in respect of the branch.
As an authorized insurer, the insurance and reinsurance businesses of Endurance U.K. are subject to close supervision by the PRA and the FCA. There are a number of specific requirements for governance and risk management, including in respect of senior management arrangements and systems and controls, which place a strong emphasis on risk identification and management in relation to the prudential regulation of insurance and reinsurance business in the United Kingdom.

Syndicate 5151, ECCL and Endurance at Lloyd's
ECCL, Syndicate 5151's corporate underwriting member at Lloyd's, provides 100% of the stamp capacity of Syndicate 5151. Stamp capacity is a measure of the amount of premium a syndicate is authorized to write by Lloyd's. Syndicate 5151's stamp capacity for 2016 is £220 million.
As a corporate underwriting member of Lloyd's, ECCL is bound by the rules of Lloyd's, which are prescribed by Byelaws and Requirements made by the Council of Lloyd's under powers conferred by the Lloyd's Act 1982. These rules, among other matters, prescribe ECCL's membership subscription, the level of its contribution to the Lloyd's New Central Fund and the assets it must deposit with Lloyd's in support of its underwriting. The Council of Lloyd's has broad powers to sanction breaches of its rules, including the power to restrict or prohibit a member's participation in Lloyd's syndicates.
Under the U.K. regulatory regime, Endurance at Lloyd's, as a managing agent regulated by the PRA and FCA, in addition to Lloyd's, is required, among other matters, to adopt internal systems and controls appropriate to the risks of their business, obtain regulatory approval for those members of staff responsible for performing certain controlled functions and calculate the level of capital required to support the underwriting of the syndicates that it manages. It is also subject to minimum solvency tests and is required to conduct its business according to eleven core regulatory principles, to which all firms regulated by the PRA and FCA are subject. Each corporate or individual member of Lloyd's is required to deposit cash, securities or letters of credit (or a combination of these assets) with Lloyd's to support its participation on Lloyd's syndicates. These assets are known as a member's "Funds at Lloyd's." Funds at Lloyd's requirements are calculated according to a minimum capital resources requirement, which is assessed at the syndicate level by Lloyd's and at the level of the Lloyd's market as a whole by the PRA. This requirement is similar in effect to a required solvency margin. Endurance Bermuda holds cash and securities in trust of $276.8 million at December 31, 2015 on behalf of ECCL in support of its participation in Syndicate 5151.
The Council of Lloyd's also supervises the companies or partnerships authorized by managing agents to enter into contracts of insurance on behalf of Lloyd's syndicates ("Coverholders"), including those of Endurance at Lloyd's, as part of its statutory role in managing and supervising the Lloyd's market. This supervision is carried out through the approval process and through Lloyd's ongoing supervision of Coverholders. Local regulators may require Lloyd's to demonstrate that it has control over, and responsibility for, the business carried out by Coverholders under the terms of Lloyd's authorization in that jurisdiction. Nonetheless, the primary responsibility for the oversight of Coverholders and binding authorities on a day-to-day basis rests with Lloyd's managing agents, such as Endurance at Lloyd's.
At the syndicate level, managing agents are required to calculate the capital resources requirement of the members of each syndicate they manage. In the case of Syndicate 5151, ECCL has carried out an annual syndicate Individual Capital Assessment ("ICA") according to detailed rules prescribed by the PRA under the Individual Capital Adequacy Standards regime in force. Lloyd's also, prior to the Solvency II regime (discussed below) coming into effect, mandated that each syndicate calculate a Solvency II Solvency Capital Requirement ("SCR"). In the case of Syndicate 5151, this utilized ECCL's own internal model equivalent to the forthcoming Solvency II principles. Both the ICA and SCR evaluate the risks faced by the syndicate, including insurance risk, operational risk, market risk, credit risk, liquidity risk and group risk, and assess the amount of capital that syndicate members should hold against those risks.
Lloyd's reviews each syndicate's SCR annually and may challenge it. In order to ensure that Lloyd's aggregate capital is maintained at a high enough level to support its overall security rating, Lloyd's adds an uplift to each member's overall capital resources requirement produced by the ICA or SCR. The aggregate amount is known as a syndicate's Economic Capital Assessment, which is used by Lloyd's to determine the syndicate's required Funds at Lloyd's.
At market level, Lloyd's is required to demonstrate to the PRA that each member's capital resources requirement is met by that member's capital resources made available to Lloyd's, which for this purpose comprises its Funds at Lloyd's and its share of member capital held at syndicate level. Any deficits must be covered by the Lloyd's New Central Fund, which is itself subject to review by the PRA for the purposes of the capital adequacy of the market as a whole. The Council of Lloyd's has wide discretionary powers to regulate members' underwriting at Lloyd's. It may, for instance, vary the amount of a member's Funds at Lloyd's requirement (or alter the ways in which those funds may be invested). The exercise of any of these powers may reduce the amount of premium which a member is allowed to accept for its account in an underwriting year and/or increase a member's costs of doing business at Lloyd's. As a consequence, the member's ability to achieve an anticipated return on capital during that year may be compromised.
Each syndicate is required to submit a business plan to Lloyd's on an annual basis, which is subject to the review and approval of the Lloyd's Franchise Board. The Franchise Board is the managing agents' principal interface with the Council of Lloyd's. The main goal of the Franchise Board is to seek to create and maintain a commercial environment at Lloyd's in which underwriting risk is prudently managed while providing maximum long-term returns to capital providers.

Lloyd's syndicates are treated as "annual ventures" and members' participation on syndicates may change from underwriting year to underwriting year. Ordinarily, a syndicate will accept business over the course of one calendar year (an underwriting year of account), which will remain open for a further two calendar years before being closed by means of "reinsurance to close." An underwriting year may be reinsured to close by the next underwriting year of the same syndicate or by an underwriting year of a different syndicate. Prior to 2005, the London market operated according to a three-year accounting cycle so that members were not able to distribute profits made in an underwriting year until it had been reinsured to close, usually at the end of three years. Since then, provided that certain solvency requirements are met, underwriting profits may be distributed in part before the year has been reinsured to close. Once an underwriting year has been reinsured to close, Lloyd's will release the Funds at Lloyd's provided that they are not required to support open underwriting years or to meet a loss made on the closed underwriting year. If reinsurance to close cannot be obtained at the end of an underwriting year's third open year (either at all, or on terms that the managing agent considers to be acceptable on behalf of the members participating on that underwriting year), then the managing agent must determine that the underwriting year will remain open. If the managing agent determines to keep the underwriting year open, then the underwriting year of account will be considered to be in run-off, and the Funds at Lloyd's of the participating members will continue to be held by Lloyd's to support their continuing liabilities unless the members can demonstrate that their Funds at Lloyd's are in excess of the amount required to be held in relation to that year.
The reinsurance to close of an underwriting year does not discharge participating members from the insurance liabilities they incurred during that year. Rather, it provides them with a full indemnity from the members participating in the reinsuring underwriting year in respect of those liabilities. Therefore, even after all the underwriting years in which a member has participated have been reinsured to close, the member is required to stay in existence and to remain a non-underwriting member of Lloyd's. Accordingly, although Lloyd's will release members' Funds at Lloyd's, there nevertheless continues to be an administrative and financial burden for corporate members between the time of the reinsurance to close of the underwriting years on which they participated and the time that their insurance obligations are entirely extinguished. This includes the completion of financial accounts in accordance with the U.K. Companies Act and the submission of an annual compliance declaration to Lloyd's.
Underwriting losses incurred by a syndicate during an underwriting year must be paid according to the links in the Lloyd's chain of security. Claims must be funded first from the member's (or members') premiums trust fund(s) (which are held under the control of the syndicate's managing agent), second from a cash call made to the syndicate's member(s) and third from the member's (or members') Funds at Lloyd's. In the event that any member is unable to pay its debts owed to policyholders from these assets, such debts may be paid by the Lloyd's New Central Fund.
Syndicate 5151's contribution to the Lloyd's New Central Fund, which is available to satisfy claims if a member of Lloyd's is unable to meet its obligation to policyholders and is funded annually by members, was determined by Lloyd's to be 0.5% of Syndicate 5151's written premiums with respect to 2015. In addition, the Council of Lloyd's has power to call on members to make an additional contribution to the New Central Fund of up to 3.0% of their underwriting capacity each year should it decide that such additional contributions are necessary.
Lloyd's also imposes other charges on its members and the syndicates on which they participate, including an annual subscription charge of 0.5% of written premiums and an overseas business charge, levied as a percentage of gross international premiums (defined as business outside the U.K. and the Channel Islands), with the percentage depending on the type of business written. Lloyd's also has power to impose additional charges under Lloyd's Powers of Charging Byelaw.

Solvency Requirements
Prior to the Solvency II regime coming into force on January 1, 2016, the PRA's General Prudential Sourcebook and Prudential Sourcebook for Insurers (together, the "Prudential Sourcebooks") required that insurance companies maintain a margin of solvency at all times in respect of any general insurance undertaken by the insurance company, the calculation of which in any particular case depended on the type and amount of insurance business a company wrote. The method of calculation of the solvency margin was set out in the Prudential Sourcebooks, and for these purposes, all insurer's assets and liabilities were subject to specific valuation rules which were set out in the Prudential Sourcebooks. Failure to maintain the required solvency margin was one of the grounds on which wide powers of intervention conferred upon the PRA may be exercised. Endurance U.K. and Syndicate 5151 continuously monitored its solvency capital position and maintained capital in excess of the required minimum margin of solvency. Each insurance company writing various classes of business was also required by the Prudential Sourcebooks to maintain equalization provisions calculated in accordance with the provisions of the Prudential Sourcebook for Insurers.
Insurers were required to calculate an Enhanced Capital Requirement in addition to their required minimum solvency margin and to report it to the PRA (though the Enhanced Capital Requirement was not part of the formal capital requirements under the Prudential Sourcebooks). This represented a more risk-based calculation than the statutory solvency margin requirements derived from the then applicable E.U. Directives. There was also a requirement for insurers to maintain financial resources which are adequate, both as to amount and quality, to ensure that there is no significant risk that its liabilities cannot be met as they come due. In order to carry out the assessment as to the necessary financial resources required, an insurer was required to identify the major sources of risk to its ability to meet its liabilities as they come due, and to carry out stress and scenario tests to identify an appropriate range of realistic adverse scenarios in which the risk might crystallize and to estimate the financial resources needed in each of the circumstances and events identified. In addition, the PRA gave individual capital guidance regularly to insurers and reinsurers following receipt of individual capital assessments, prepared by firms themselves. The PRA's guidance might be that a company should hold more or less than its then current level of regulatory capital, or that the company's regulatory capital should remain unaltered. Endurance U.K. submitted an individual capital assessment solvency calculation to the PRA and has agreed with the PRA the bases and methodology for this calculation. This calculation was used along with other tools by the PRA to help establish Endurance U.K.'s individual capital guidance. Endurance U.K.'s capital exceeded the Enhanced Capital Requirement for December 31, 2015.
In addition, an insurer, (other than a pure reinsurer) that is part of a group, was (and continues to be, following the coming into effect of the Solvency II regime) required to perform and submit to the PRA a solvency margin calculation return in respect of its ultimate parent undertaking, in accordance with the PRA's rules. This return is not part of an insurer's own solvency return and hence will not be publicly available. Although there is no requirement for the parent undertaking solvency calculation to show a positive result, the PRA may take action where it considers that the solvency of the insurance company is or may be jeopardized due to the group solvency position. Further, an insurer is required to report in its annual returns to the PRA all material related party transactions (e.g., intra group reinsurance, whose value is more than 5% of the insurer's general insurance business amount).
The European Commission, jointly with Member States, has carried out a fundamental review of the regulatory capital and supervisory regime of the European insurance industry (the "Solvency II" project). The Directive introducing Solvency II came into force on January 6, 2010 and Member States were required to transpose the new regime by March 31, 2015. The Solvency II Directive (2009/138/EC) has been subsequently amended (by the Second Solvency II Quick Fix Directive (2013/58/EU) and the Omnibus II Directive (2014/51/EU)) and references to Solvency II here are to the Directive as amended. For the majority of firms (including Endurance U.K.) the Solvency II regime has come into effect and they are required to operate subject to it with effect from January 1, 2016.
The objective of Solvency II is to establish a solvency system that is better matched to the true risks of insurers enabling supervisors to protect policyholders' interests as effectively as possible and in accordance with common principles across the EU. It specifies a range of capital requirements, such as the minimum capital requirement ("MCR") and the SCR. Additionally, it establishes governance and risk management requirements, including but not limited to the following, an own risk and solvency assessment, a supervisory review process, disclosure and reporting requirements, and the regular supervisory report.
Solvency II is broadly structured according to three "pillars", which group the Solvency II requirements into three main areas that cover different aspects of the regime (and is in this respect similar to the Basel II Capital Accord). The Pillars are broadly:
•Pillar 1: financial requirements;
•Pillar 2: governance and risk-management requirements, and supervisory review; and
•Pillar 3: disclosure and reporting requirements.
In terms of Pillar 1, Solvency II, sets out a number of capital requirements, such as an own funds requirement (including prescribing the type and nature of capital which is eligible to meet these capital requirements). It also specifies the obligation to have an MCR (i.e., the minimum amount of capital needed to be held by a firm and that is also part of the PRA's General Prudential Sourcebook) and the SCR (the risk based level of capital required to be held by a firm). Pillar 1 further sets out the various requirements in how a firm's capital is to be assessed, including the application of the standard and internal models and the manner in which assets and liabilities are to be valued. Significant elements of the Solvency II regime are similar in effect to the prior regime that operated in the U.K., pursuant to the Prudential Sourcebooks.
Under Pillar 2, firms must develop and embed systems to identify, measure and proactively manage risks. In particular, it sets out the own risk and solvency assessment ("ORSA"), which broadly requires a firm to assess (in a proportionate manner) all of the current and possible future risks it has within its business to determine the level of capital (own funds) needed to mitigate these risks.
Pillar 3 sets out a number of requirements on firms in relation to public disclosure and regulatory reporting. For example, firms are required to publish an annual report that sets out their solvency and financial condition. This is the firm's solvency and financial condition report ("SFCR") and must, inter alia, include information on the firm's capital management, its systems of governance and a description of each category of risk the firm is exposed to. The rationale behind this and the other disclosure and reporting requirements, set out in Pillar 3 is to ensure market discipline and provide supervisors with information required to carry out their functions.
The legislation implementing the final version of the Solvency II Directive has now replaced the solvency requirements described in the first three paragraphs of this section with effect from January 1, 2016. The PRA has an ongoing program of preparatory work including the approval of internal and standard models and the determination of the SCR and MCR applicable for each authorized insurer. Detailed implementation and the publication of replacement sourcebooks continue. Endurance U.K. has agreed its regulatory capital requirements under Solvency II with the PRA and continues to cooperate fully with the PRA in connection with the introduction of the Solvency II regime.
Restrictions on Dividend Payments
U.K. company law prohibits each of Endurance U.K., ECCL and Endurance at Lloyd's from declaring a dividend to its shareholders unless it has "profits available for distribution." The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the United Kingdom insurance regulatory laws impose no statutory restrictions on a general insurer's ability to declare a dividend, the PRA strictly controls the maintenance of each insurance company's solvency margin within its jurisdiction. The PRA's rules require notification to the PRA of any proposed or actual payment of a dividend. Any such payment or proposal could result in regulatory intervention. In addition, the PRA requires authorized insurance companies to notify the PRA in advance of any significant dividend payment.

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
Supervision of Management
The PRA and the FCA closely supervise the management of insurance companies through the approved persons regime, by which any appointment of persons to perform certain specified "controlled functions" within a regulated entity, must be approved by the regulators. Both regulators have responsibility for applications under the approved persons regime and the list of controlled functions has been split between the regulators. Which regulator has responsibility for approving an application will depend on the controlled function position. Following their authorization, there are codes of practice issued by the PRA and FCA with which approved persons are expected to comply. Consultations and preparation are ongoing for the replacement of the approved persons regime with a senior insurance managers regime, pursuant to which the senior management of Endurance U.K. and Endurance at Lloyd's would be regulated. While the replacement regime will have some impact on the governance of these entities, it is not currently considered that the replacement regime will materially change the overall level of supervision.
Change of Control
The FSMA regulates the acquisition of control of any U.K. insurance company authorized under the FSMA. Any company or individual that (together with any person acting in concert with it or him) directly or indirectly acquires 10% or more of the shares in a U.K. authorized insurance company or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or its parent company, would be considered to have acquired control of the authorized insurance company for the purposes of the relevant legislation, as would a person who had significant influence over the management of such authorized insurance company or its parent company by virtue of his shareholding or voting power in either. A purchaser of 10% or more of the ordinary shares would therefore be considered to have acquired control of Endurance U.K.
Under FSMA, any person proposing to acquire control over a U.K. authorized insurance company must give prior notification to the PRA (as the relevant regulatory) of their intention to do so together with certain prescribed information and obtain the prior approval of the PRA to the change of control. The PRA is required to consult with the FCA and the FCA may require the PRA to reject the application or impose conditions if the FCA has concerns about money laundering or terrorist financing. The PRA has 60 working days to make a decision following its acknowledgment of the complete application. The duration of this period may be stopped by the PRA once, to request further information, for a maximum of 20 days (30 days for non-EU applicants). Although the PRA may make further information requests, this does not "stop the clock", meaning that the PRA has a maximum of 80 working days to consider a complete application from an EU applicant (90 for a non-EU applicant). The PRA may only object to a particular acquisition on the basis of certain specified "assessment criteria" relating to the reputation and financial soundness of the acquirer, the reputation and experience of those who will direct the regulated business, compliance with prudential requirements and any suspicion of money laundering or terrorist financing. In addition to these requirements, the U.K. insurer itself is obliged to notify the PRA if it is aware of the proposed acquisition, and may be subject to regulatory enforcement action if it fails to do so.
Intervention and Enforcement
The PRA and the FCA have extensive powers to intervene in the affairs of an authorized person, culminating in the ultimate sanction of the removal of authorization to carry on a regulated activity. The FSMA imposes statutory obligations on the PRA and the FCA to monitor compliance with the requirements imposed by the FSMA, and to enforce the provisions of the FSMA related rules made by the PRA and FCA. The PRA and the FCA have the power, among other things, to enforce and take disciplinary measures in respect of breaches of rules made by them. The FCA also has the power to prosecute criminal offences arising under the FSMA, and to prosecute insider dealing under Part V of the Criminal Justice Act of 1993, and breaches of money laundering regulations. The FCA's stated policy is to pursue criminal prosecution in all appropriate cases.
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

In both cases, a company remains subject to regulation by its home state regulator, and not by local regulatory authorities, although the company nonetheless may have to comply with certain local rules reserved to the "host state" (the state into which the services are being provided or in which the branch is being established). In addition to European Union member states, Norway, Iceland and Liechtenstein (members of the broader European Economic Area) are jurisdictions in which this passporting framework applies.
U.S. Regulation
The Company's U.S. operating subsidiaries are domiciled in the State of Delaware, with the exception of American Agri-Business, which is domiciled in the State of Texas. In addition, one of the Company's U.S. operating subsidiaries, Endurance Risk Solutions, is commercially domiciled in the State of California.
Much of state insurance regulation follows model statutes or regulations developed or amended by the National Association of Insurance Commissioners ("NAIC") that is comprised of the insurance commissioners of each U.S. jurisdiction. The NAIC re-examines and amends existing model laws and regulations (including holding company regulations) as it deems appropriate in addition to determining whether new ones are needed.
NAIC model laws and regulations are merely recommended laws and regulations relating to the regulation of insurance in the U.S. that become effective only when enacted into law or promulgated as a regulation in a state, often with state-specific changes. Some model laws and regulations have been enacted in very few states and some model laws and regulations have been enacted in all states in some form or another.

Insurance Holding Company Regulation of Endurance Holdings
Endurance Holdings, Endurance U.S. Holdings Corp. and the Company's U.S. operating subsidiaries are subject to the insurance holding company laws of the States of Delaware, Texas and California, the states in which the Company's U.S. operating subsidiaries are organized and domiciled or commercially domiciled. These laws generally require, among other things, each insurance company directly or indirectly owned by the holding company to register with the insurance regulator in the insurance company's state of domicile and state, if any, in which it is commercially domiciled and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all material transactions among companies in the holding company system involving the Company's U.S. operating subsidiaries, including sales, loans, reinsurance agreements, service agreements, dividend payments and certain transactions within the insurance holding company system must be fair and, if material or of a specified category, require prior notice and approval or non-disapproval by the insurance regulator of the state in which the involved U.S. operating subsidiary is domiciled and commercially domiciled.
The NAIC, as part of its solvency modernization initiative, has engaged in a concerted effort to strengthen the ability of U.S. state insurance regulators to monitor U.S. insurance holding company groups. The NAIC’s solvency modernization initiative, among other things, aims to expand the authority and focus of state insurance regulators to encompass U.S. insurance holding company systems at the group level. The holding company reform efforts at the NAIC culminated in December 2010 in the adoption of significant amendments to the NAIC's Insurance Holding Company System Regulatory Act (the "Model Holding Company Act") and its Insurance Holding Company System Model Regulation (the "Model Holding Company Regulation"). Among other things, the revised Model Holding Company Act and Model Holding Company Regulation explicitly address "enterprise" risk – the risk that an activity, circumstance, event or series of events involving one or more affiliates of an insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole – and require annual reporting of potential enterprise risk as well as access to information to allow the state insurance regulator to assess such risk. In addition, the Model Holding Company Act amendments include a requirement to the effect that any person divesting control over an insurer must provide 30 days' notice to the regulator and the insurer (with an exception for cases where a Form A is being filed). The amendments direct the domestic state insurance regulator to determine those instances in which a divesting person will be required to file for and obtain approval of the transaction.
In June 2011, Texas became one of the first states to adopt the principal components of the amended Model Holding Company Act. The related amendments to the Texas insurance holding company act depart somewhat from the Model Holding Company Act in including a phase-in of the enterprise risk annual reporting requirement based on the volume of total direct or assumed annual premiums written by the insurer during the preceding 12-month period. Ultimate controlling persons of insurers with direct written and assumed premiums of more than $1 billion but less than $5 billion during the preceding 12-month period were required to file their first enterprise risk report with the first annual registration statement that became due after January 1, 2014.
In January 2013, California adopted the principal components of the amended Model Holding Company Act. Under the California amendments, the enterprise risk report is to be filed with the lead state commissioner, when applicable, of the insurance holding company system as determined by the procedures within the Financial Analysis Handbook adopted by the NAIC, and if the California Commissioner of Insurance is not the lead state commissioner of the insurance holding company system, a copy is required to be provided to the California Commissioner of Insurance if the insurance holding company system has an insurer domiciled in the State of California. The first annual enterprise risk report was required to be filed with the insurer's first registration statement filed after July 1, 2013.
In August 2014, Delaware adopted the principal components of the amended Model Holding Company Act. Under the Delaware amendments, the ultimate controlling person of insurers subject to registration is required to file an annual enterprise risk report with the lead state commissioner, when applicable, of the insurance holding company system as determined by the procedures within the Financial Analysis Handbook adopted by the NAIC. The first enterprise risk report was required 60 days following the effective date of the Delaware amendments.
In December 2014, the NAIC adopted additional revisions to the Model Holding Company Act, updating the model to clarify the group-wide supervisor for a defined class of internationally active insurance groups. The revisions also outline the process for determining the lead state for domestic insurance groups, outline the activities the commissioner may engage in as group-wide supervisor and extend confidentiality protections to cover information received in the course of group-wide supervision. The 2014 revisions to the Model Holding Company Act have been adopted in Delaware and California.
In 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment ("ORSA") Model Act (the "ORSA Model Act"), which requires domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insurers to conduct an ORSA in accordance with the NAIC's ORSA Guidance Manual. The ORSA

Model Act provides that domestic insurers, or their insurance group, must regularly conduct an ORSA consistent with a process comparable to the ORSA Guidance Manual process. The ORSA Model Act also provides that, no more than once a year, an insurer's domiciliary regulator may request that an insurer submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, with respect to the insurer and/or the insurance group of which it is a member. If and when the ORSA Model Act is adopted by a particular state, the ORSA Model Act would impose more extensive filing requirements on parents and other affiliates of domestic insurers. Effective January 1, 2015, each of California and Delaware adopted the ORSA Model Act. In May 2015, Texas adopted its version of the ORSA Model Act, which became effective immediately. During 2015, the Company filed an ORSA with the State of Delaware as an insurance group including Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty, Endurance Risk Solutions and American Agri-Business.
Changes of Control
Before a person can acquire control of a U.S. domestic insurer (or reinsurer), prior written approval must be obtained from the insurance commissioner of the state where the insurer (or reinsurer) is domiciled and, when applicable, commercially domiciled, or the acquiror must make a disclaimer of control filing with the insurance department of such state(s) and obtain approval thereon. Prior to granting approval of an application to acquire control of a domestic insurer (or reinsurer), the domiciliary (or commercial domiciliary) state insurance commissioner will consider such factors as the financial strength of the proposed acquiror, the integrity and management of the acquiror's board of directors and executive officers, the acquiror's plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control.
Generally, state insurance statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, ten percent or more of the voting securities of the domestic insurer. This statutory presumption of control may be rebutted by a showing that control does not exist in fact. The state regulators, however, may find that "control" exists in circumstances in which a person owns or controls less than ten percent of voting securities. Because a person acquiring ten percent or more of Endurance Holdings' ordinary shares would indirectly acquire the same percentage of common stock of Endurance Holdings' U.S. operating subsidiaries, the U.S. insurance change of control laws would likely apply to such a transaction. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Endurance Holdings, including through transactions, and in particular unsolicited transactions, that some or all of the shareholders of Endurance Holdings might consider to be desirable.
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
The Model Holding Company Act amendments adopted by Texas alter the method by which a person can "disclaim" control over an insurer where a presumption of control exists. Historically under the Model Holding Company Act, a disclaimer of control was considered effective when filed; no affirmative approval from the state insurance regulator was required, and the regulator could disapprove a disclaimer only upon a notice and hearing. Under the amendments to the Model Holding Company Act adopted in Texas, a disclaimer is deemed effective after 60 days unless disallowed prior to that time, and disallowance does not require a notice or hearing. The Texas amendments expressly provide, however, that the Texas Commissioner of Insurance (the "Texas Commissioner") may disallow a disclaimer at any time if the Texas Commissioner determines that the disclaimer is incomplete or inaccurate or is no longer accurate.
Under the 2011 amendments to the Texas insurance holding company act, a "divesting person" must have the "divestiture" approved by the Texas Commissioner. Unlike the Model Holding Company Act amendments, which require the confidential notice of proposed divestiture at least 30 days prior to the cessation of control, the Texas amendments require a divesting person to file a notice of its proposed divestiture with the Texas Commissioner at least 60 days before the cessation of control. In considering whether to approve or deny the divestiture, the Texas Commissioner will consider whether it may jeopardize financial stability of the insurer or prejudice the interest of the insurer’s policyholders or other claimants.
Similar to the Model Holding Company Act amendments, under the amendments adopted in California and Delaware, any controlling person of a domestic (or commercially domiciled) insurer must file a confidential notice of proposed divestiture at least 30 days prior to the cessation of control. The California and Delaware amendments provide that the California Commissioner of Insurance (the "California Commissioner") and the Delaware Commissioner of Insurance, respectively, will determine those instances in which the party or parties seeking to divest a controlling interest in an insurer will be required to file for and obtain approval of the transaction. Under the California amendments, the California Commissioner may disallow a disclaimer at any time if the California Commissioner determines that the disclaimer is incomplete or inaccurate. Under the amendments to the Model Holding Company Act adopted in Delaware, a disclaimer is deemed effective after 30 days unless disallowed prior to that time, and, in the event of disallowance, the disclaiming party may request a hearing.
State Insurance Regulation of the Company's U.S. Operating Subsidiaries
State insurance authorities have broad regulatory powers with respect to various aspects of the business of the Company's U.S. operating subsidiaries including: licensing to transact business, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards (including risk-based capital standards), establishing credit for reinsurance requirements, approval of policy forms and dates, and regulating investments, dividends and transactions between an insurer and its affiliates. With respect to direct insurance business, states may also regulate rates and forms used by insurers admitted to transact business within a given state jurisdiction and the marketplace conduct of such insurers. With respect to reinsurance, other than bulk reinsurance arrangements, the terms and conditions of reinsurance agreements between unaffiliated parties generally are not subject to regulation by any U.S. state insurance department with respect to rates or policy terms.

State insurance laws and regulations require each of the Company's U.S. operating subsidiaries to file financial statements with insurance departments everywhere it is licensed, authorized or accredited to conduct insurance business and the operations of the Company's U.S. operating subsidiaries are subject to examination by those departments at any time. The Company's U.S. operating subsidiaries prepare statutory financial statements in accordance with statutory accounting practices and procedures prescribed or permitted by these departments. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled or authorized to transact business in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general also occasionally make inquiries and conduct examinations or investigations regarding the compliance of our companies, as well as other companies in our industry, with insurance, securities and other laws.
In general, such state regulation is for the protection of policyholders rather than shareholders. Under Delaware, Texas and California insurance laws, the Company's U.S. operating subsidiaries may only pay dividends to their respective parent companies out of earned surplus. In Delaware, Texas and California, earned surplus is defined as an amount equal to the unassigned funds of an insurer as set forth in the most recent annual statement of the insurer submitted to the applicable state insurance regulator, including all or part of the surplus arising from unrealized capital gains or revaluation of assets.
In addition, the Company's U.S. operating subsidiaries may not, without the approval or non-disapproval of the applicable domestic (or commercially domestic) state insurance regulator, declare or pay any dividend (referred to as an extraordinary dividend), together with all dividends declared or distributed by it within the preceding twelve months, if the dividend exceeds the greater of:

1.	ten percent of its policyholders surplus as of the 31st day of December of the preceding year; or

2.
the statutory net income (under Texas and California insurance laws), not including realized capital gains (under Delaware insurance laws) for the 12-month period ending, for the preceding calendar year (the 31st day of December next preceding).

Any dividend paid by any one of the Company's U.S. operating subsidiaries must first be paid to its immediate parent company. If the parent company is also an insurer, as is the case with Endurance American, Endurance American Specialty and Endurance Risk Solutions, the parent company or companies must also meet their own dividend eligibility requirements set forth above in order to pass along any dividends received from subsidiary insurance companies.
The dividend limitations imposed by Delaware, Texas and California insurance laws are based on the statutory financial results of the Company’s U.S. operating subsidiaries determined by using statutory accounting practices which differ in certain respects from accounting principles used in financial statements prepared in conformity with U.S. GAAP. The significant differences relate to deferred acquisition expenses, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes. At December 31, 2015, of the Company's U.S. operating subsidiaries, only ARMtech had earned surplus, and therefore, only ARMtech could declare or distribute dividends in 2016 without prior regulatory approval.

Developments at the Federal Level
The U.S. federal government's oversight of the insurance industry was expanded under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). Prior to the enactment of the Dodd-Frank Act in July 2010, the U.S. federal government's regulation of the insurance industry was essentially limited to certain insurance products, such as flood insurance, multi-peril crop insurance and reinsurance of losses from terrorism. As part of the overall federal financial regulatory reform package contained in the Dodd-Frank Act, Congress has legislated reforms in the reinsurance and surplus lines sectors.
Under reinsurance credit rules established under the Dodd-Frank Act, a U.S. ceding insurer need not satisfy the reinsurance credit rules of any nondomestic state if the following two conditions are met: 1) the ceding insurer's domestic state is NAIC-accredited or has financial solvency requirements substantially similar to the requirements necessary for NAIC accreditation, and 2) the ceding insurer's domestic state recognizes credit for reinsurance for its ceded risk.
The Dodd-Frank Act also established the Federal Insurance Office (the "FIO") in the U.S. Department of the Treasury and vested the FIO with the authority to monitor all aspects of the insurance sector, monitor the extent to which traditionally underserved communities and consumers have access to affordable non-health insurance products, and to represent the United States on prudential aspects of international insurance matters, including at the International Association of Insurance Supervisors. In addition, the FIO serves as an advisory member of the Financial Stability Oversight Council, assists the Secretary of the U.S. Department of the Treasury with administration of the Terrorism Risk Insurance Program, and advises the Secretary of the U. S. Department of the Treasury on important national and international insurance matters. In addition, the FIO has the ability to recommend to the Financial Stability Oversight Council the designation of an insurer as "systemically significant" and therefore subject to regulation by the Federal Reserve as a bank holding company.
In limited circumstances, the FIO can declare a state insurance law or regulation "preempted," but this can be done only after extensive consultation with state insurance regulators, the Office of the U.S. Trade Representative and key insurance industry players (in trade associations representing insurers and intermediaries). Additionally, the FIO must publish a notice regarding the basis for the preemption in the Federal Register, allowing a reasonable opportunity for comments. The FIO cannot preempt state antitrust laws governing rate making, underwriting, sales practices or coverage requirements. No later than September 30th of each year, the FIO must submit an annual report to Congress explaining any use of the preemption authority during the prior year.
In addition, a number of federal laws affect and apply to the insurance industry, including various privacy laws and the economic and trade sanctions implemented by the Office of Foreign Assets Control ("OFAC") of the U.S. Department of the Treasury. OFAC maintains and enforces economic sanctions against certain foreign countries and groups and prohibits U.S. persons from engaging in certain transactions with certain persons or entities. OFAC has imposed civil penalties on persons, including insurance and reinsurance companies, arising from violations of its economic sanctions program.
On December 12, 2013, the FIO submitted a report to Congress as required under the Dodd-Frank Act on improving U.S. insurance regulation (the "Modernization Report"). The Modernization Report concludes that the federal government should continue its involvement in insurance regulation, emphasizing the need for improved uniformity and efficiency in the U.S. insurance regulatory system, but that the current "hybrid" state and federal regulatory system should remain in place. The Modernization Report also recommends certain steps that should be taken to modernize and improve the U.S. insurance regulatory system through a combination of actions to be taken by the state and federal governments. Many of the recommendations in the Modernization Report are subject to NAIC initiatives. As the FIO does not have regulatory authority, the recommendations in its report could be viewed as advisory in nature. Most suggestions for U.S. federal standards and involvement in insurance regulation would require U.S. Congressional action. In the FIO's 2015 annual report released on September 28, 2015, the FIO provides a summary of the status of and progress on each recommendation in the Modernization Report. Whether many of the recommendations will be implemented, altered considerably, or delayed for an extended period is still uncertain.
On November 20, 2015, the FIO and the Office of the U.S. Trade Representative announced their intention to exercise their authority under the Dodd-Frank Act to negotiate a "covered agreement" with the European Union). Once complete, the covered agreement would establish standards on collateral requirements for reinsurance, insurance group supervision and confidentiality. This announcement was significant because it is expected that the covered agreement negotiated with the European Union would likely serve as the basis for preempting certain state insurance laws, including laws relating to credit for reinsurance ceded to a reinsurer domiciled in the European Union.

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
IRIS Tests
The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System ("IRIS") to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies requiring special attention or action. For IRIS ratio purposes, our U.S. operating subsidiaries submit data to the NAIC on an annual basis. The NAIC analyzes this data using prescribed financial data ratios. A ratio falling outside the prescribed "usual range" is not considered a failing result. Rather, unusual values are viewed as part of the regulatory early monitoring system. In many cases, it is not unusual for financially sound companies to have one or more ratios that fall outside the usual range.
Regulators typically investigate or monitor an insurance company if its IRIS ratios fall outside the prescribed usual range for four or more of the ratios, but each state has the right to inquire about any ratios falling outside the usual range. The inquiries made by state insurance regulators into an insurance company's IRIS ratios can take various forms.
Statutory Accounting Practices
Statutory accounting practices, or "SAP," are a basis of accounting developed to assist U.S. insurance regulators in monitoring and regulating the solvency of insurance companies. It is primarily concerned with measuring an insurer's surplus to policyholders. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.
U.S. GAAP concerns an insurer's solvency, but it also concerns other financial measurements, such as income and cash flows. Accordingly, U.S. GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management's stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with U.S. GAAP as opposed to SAP.
Statutory accounting practices established by the NAIC and adopted, in part, by the Delaware and Texas insurance regulators, determine, among other things, the amount of statutory surplus and statutory net income of Endurance Holdings' U.S. insurance company subsidiaries and thus determine, in part, the amount of funds they have available to pay dividends to their respective parent companies.
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
International Developments
The International Association of Insurance Supervisors (the "IAIS") has proposed a common framework for the supervision of Internationally Active Insurance Groups ("IAIGs"), which is scheduled to be effective in 2019. Under the proposed framework, IAIGs would be supervised on a group-wide basis across national boundaries and each IAIG would be required to conduct its own risk and solvency assessment to monitor and manage its overall solvency. The IAIS is also developing a risk-based global Insurance Capital Standard ("ICS"), which would apply to IAIGs. In addition, the Financial Stability Board is pursuing enhanced group supervisory and capital requirements for Global Systemically Important Insurers ("G-SIIs"). Finally, Insurance Core Principles ("ICPs"), another set of supervisory requirements under development by the IAIS, would apply to all insurers and insurance groups, regardless of size or systemic importance. These frameworks may influence applicable capital requirements in the jurisdictions in which we operate in the future, potentially leading to an increase in our capital requirements.
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
In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers' business operations are affected by regulatory requirements in various states of the United States governing "credit for reinsurance" that are imposed on ceding companies in these states. In general, a ceding company that obtains reinsurance from a reinsurer that is licensed, accredited or approved by the state of domicile of the ceding company is permitted to reflect in the ceding company's statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums (which are that portion of written premiums which applies to the remaining portion of the policy period) and loss reserves and loss expense reserves ceded to the reinsurer. In accordance with the Dodd-Frank Act, only a ceding company's state of domicile can dictate the credit for reinsurance requirements. Other states in which a ceding company is licensed are no longer able to impose their own credit for reinsurance laws on ceding companies domiciled in other states.

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
Effective January 1, 2015, the NAIC placed Bermuda, France, the United Kingdom, Germany, Japan, Ireland and Switzerland on the NAIC List of Qualified Jurisdictions. These designations are part of continuing efforts to implement a "certified reinsurer" concept that allows highly rated reinsurers, domiciled in qualified jurisdictions, to take advantage of reduced reinsurance collateral requirements under the NAIC's revised Credit for Reinsurance Model Law and Regulations. Reinsurers, including Endurance U.K. and Endurance Bermuda, domiciled in any of the seven jurisdictions are eligible to apply to be certified for reduced reinsurance collateral requirements in those U.S. states that have adopted the revised Credit for Reinsurance Model Law and Regulations. Thirty-two U.S. states have adopted the revised Credit for Reinsurance Model Law and Regulations or some variation thereof. As a result, a non-U.S. reinsurer that has qualified as a certified reinsurer is still obligated to post 100% collateral with respect to business assumed from U.S. ceding companies domiciled in the remaining nineteen U.S. jurisdictions. Importantly, the covered agreement with the European Union referenced above could preempt the credit for reinsurance laws in these nineteen remaining jurisdictions with respect to business assumed from an insurer domiciled in any U.S. state.
In 2008, prior to the NAIC and state actions described in the above paragraph, the Florida insurance regulator adopted similar type regulations allowing it to establish lower collateral requirements for "eligible" non-U.S.-based reinsurers engaged in the property and casualty insurance business and meeting certain specified standards. Endurance Bermuda was granted eligible reinsurer status in 2012 by the Florida Office of Insurance Regulation thereby allowing Florida ceding companies to take 100% credit in its financial statements for such reinsurance provided by Endurance Bermuda. In 2015, Endurance Bermuda established multi-beneficiary reinsurance trusts ("Reinsurance Trusts") domiciled in Delaware as a means of providing statutory credit to Endurance Bermuda's cedants, including those cedants that were clients of Montpelier and had previously obtained statutory credit through Montpelier's Reinsurance Trusts established in New York. In November 2015, the New York Department of Financial Services approved the transfer to the Endurance Bermuda Reinsurance Trusts of all assets in excess of the statutory required minimum amounts held in the Montpelier Reinsurance Trusts.
Beginning in 2015, Endurance Bermuda applied for certified reinsurer status in certain states that adopted the Certified Reinsurer Provisions. In certain states that have not yet adopted the Certified Reinsurer Provisions, Endurance Bermuda has applied for or obtained the requisite qualification necessary to use the Reinsurance Trusts as a means to allow cedants to take full credit in their financial statements for the reinsurance provided by Endurance Bermuda.

We do not believe that Endurance U.K. and Endurance Bermuda are in violation of insurance laws of any jurisdiction in the United States or in any other applicable jurisdiction. There can be no assurance however, that inquiries or challenges to Endurance U.K.'s or Endurance Bermuda's insurance or reinsurance activities will not be raised in the future.
Registered Investment Advisor
As a result in a change in its business plans, during 2015, BCML voluntarily terminated its status as a registered investment advisor under the Investment Act of 1940.
Switzerland
In 2008, Endurance Bermuda established a branch in Zurich, Switzerland named Endurance Specialty Insurance Ltd. Pembroke (Bermuda) Zurich Branch. In 2015, Endurance U.K. established a branch in Zurich named Endurance Worldwide Insurance Limited, London, Zurich Branch. Swiss law does not impose additional regulation upon a Swiss branch of a foreign reinsurer.
Singapore
Endurance Specialty Insurance Ltd. Singapore Branch (the "Singapore Branch") is registered under the Singapore Insurance Act as a general insurer as a branch of Endurance Bermuda in Singapore to transact general reinsurance domestically and internationally. The Singapore Branch is regulated by the Monetary Authority of Singapore pursuant to the Insurance Act. The Singapore Branch is also registered with the Accounting and Corporate Regulatory Authority ("ACRA") as a foreign company in Singapore and is regulated under the Companies Act. The Singapore Branch has received approval under a tax incentive scheme set out in the Income Tax Act (and the relevant regulations) which provides for a concessionary corporate tax rate of 10% to be applied on its income from underwriting offshore risks for a period of 10 years from April 2010 to March 2020. During 2015, the Monetary Authority of Singapore conducted an inspection of the Singapore Branch with no material findings reported.
AVAILABLE INFORMATION
General information about us, including our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters for the Audit, Compensation, Finance, Nominating and Corporate Governance and Risk Committees of our Board of Directors, can be found on our website at www.endurance.bm. Our Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the United States Securities and Exchange Commission (the "SEC"). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (including Endurance Holdings) and the address of that site is www.sec.gov. Any of the above referenced documents can also be obtained in print, free of charge, by contacting the Secretary at Endurance Specialty Holdings Ltd., Waterloo House, 100 Pitts Bay Road, Pembroke HM08, Bermuda. Information on our website is not incorporated into this Form 10-K or our other securities filings and is not a part of these filings.
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

UNDERWRITING RISKS
As a property, marine/energy and aviation, agriculture, catastrophe and other specialty insurer and reinsurer, we are particularly vulnerable to losses from catastrophes.
Our property, marine/energy and aviation, agriculture, catastrophe and other specialty insurance and reinsurance lines expose us to claims arising out of catastrophes. Catastrophes can be caused by various unpredictable events, including earthquakes, hurricanes, hailstorms, droughts, severe weather, floods, fires, tornadoes, volcano eruptions, explosions and other natural or man-made disasters. Many scientists believe that the earth's atmospheric and oceanic temperatures are increasing and that, in recent years, changing climate conditions have increased the unpredictability, severity and frequency of natural disasters in certain parts of the world.
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
In addition, changing climate conditions, primarily rising global temperatures, may be increasing, or may in the future increase the frequency and severity of natural catastrophes, including weather events, and may create new types of catastrophe losses. We expect that increases in the values and concentrations of insured property will increase the severity of such occurrences in the future. In the event that we experience catastrophe losses, there is a possibility that our premiums will be inadequate to cover these risks. In addition, because accounting regulations do not permit insurers and reinsurers to reserve for such catastrophic events until they occur, claims from catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could have a material adverse effect on our financial condition and results of operations. Furthermore, the estimation of reserves related to catastrophic events can be affected by the inability to access portions of the affected areas, the complexity of factors contributing to the losses, legal and regulatory uncertainties and the nature of the information available to establish the reserves. Complex factors include but are not limited to: determining whether damage was caused by flooding versus wind; evaluating general liability and pollution exposures; estimating additional living expenses; the impact of demand surge; infrastructure disruption; fraud; the effect of mold damage; business interruption costs; and reinsurance collectability. The timing of a catastrophe's occurrence, such as at or near the end of a reporting period, can also affect the information available to us in estimating reserves for that reporting period. The estimates related to catastrophes are adjusted as actual claims emerge and additional information becomes available. Our ability to write new business also could be adversely impacted. Although we attempt to manage our exposure to such events through the use of underwriting controls and the purchase of third-party reinsurance, catastrophic events are inherently unpredictable and the actual nature of such events when they occur could be more frequent or severe than contemplated in our pricing and risk management expectations. As a result, the occurrence of one or more catastrophic events could have a material adverse effect on our results of operations or financial condition.
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
ARMtech currently participates in the U.S. Federal Multi-Peril Crop Insurance Program ("MPCI") sponsored by the Risk Management Agency of the U.S. Department of Agriculture (the "RMA"). The U.S. Farm Bill was signed into law February 2014, which fixes the terms of the MPCI program, is subject to change by the U. S. Congress at any time. ARMtech's agriculture insurance premiums, which are primarily driven by MPCI, represent a large portion of our business, totaling $840.4 million of gross premiums written in 2015, and representing 40.3% of the total gross premiums written in our Insurance segment in 2015.
The RMA periodically reviews and proposes changes to the Standard Reinsurance Agreement ("SRA") used in connection with the MPCI program and such changes to the SRA could adversely affect the financial results of crop insurers such as ARMtech.
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
Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. Endurance Bermuda and certain of our operating subsidiaries currently maintain an A.M. Best financial strength rating of "A" (Excellent) with a stable outlook and an S&P financial strength rating of "A" (Strong) with a stable outlook and a Moody's rating of "A3" with a positive outlook. Syndicate 5151 (which is managed by Endurance at Lloyd's), as is the case with all Lloyd's syndicates, benefits from the Lloyd's single market rating. Lloyd's currently maintains a financial strength rating at A.M. Best of "A" (Excellent), an S&P rating of "A+" (Strong) and a Fitch rating of "AA-" (Very Strong).
Because all ratings are subject to continual review, the retention of these ratings cannot be assured. If our ratings are reduced from their current level by A.M. Best, S&P, Moody's or Fitch, our competitive position in the insurance and reinsurance industry would suffer. Such a downgrade may have a material negative impact on our ability to expand our insurance and reinsurance portfolio and renew our existing insurance and reinsurance policies and agreements, require us to establish trusts or post letters of credit for ceding company clients, and could trigger provisions allowing some ceding company clients to terminate their reinsurance contracts with us on terms disadvantageous to us. In addition, a downgrade of our A.M. Best rating below "B++" (two levels below our current rating) would constitute an event of default under our bank credit facility. Each of the effects of a downgrade of our financial strength rating described above could make it more expensive or otherwise difficult for us to compete in certain business segments in which we would otherwise desire to operate. If this were to occur, we could suffer a material and adverse effect on our financial position and results of operations, and the market price for our securities, including any ordinary shares, could be materially and adversely affected.
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
Inflation could also lead to higher interest rates causing the current unrealized loss position in the Company's fixed maturity portfolio to increase.
Adverse changes to the economy in the countries in which we operate could lower the demand for our insurance and reinsurance products and could have a materially adverse effect on the profitability of our operations.
Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, inflation, and membership in key economic and political confederations such as the European Union all affect the business and economic environment and, indirectly, the amount and profitability of our business. In an economic environment characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for insurance products could be adversely affected. Adverse changes in the economy could potentially lead our customers to have less need for insurance coverage, to cancel existing insurance policies, modify coverage or to not renew with us, and our premium revenue could be adversely affected. Challenging economic conditions also may impair the ability of our customers to pay premiums as they come due.
The continuing worldwide economic instability has resulted in global financial market uncertainty and economic instability. Consequently, evolving market conditions may continue to affect our investment portfolio, results of operations, financial position and capital resources. In the event that there is further deterioration or volatility in financial markets or general economic conditions, our investment portfolio, results of operations, financial position and/or liquidity, and competitive landscape could be materially and adversely affected.
Since we depend on a few brokers for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.
We market our insurance and reinsurance worldwide through insurance and reinsurance brokers. In the year ended December 31, 2015, our top three brokers represented approximately 41.8% of our gross premiums written. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.
Our reliance on brokers subjects us to their credit risk.
In accordance with industry practice, we frequently pay amounts owed on claims under our insurance or reinsurance contracts to brokers, and these brokers, in turn, pay these amounts to the clients that have purchased insurance or reinsurance from us. If a broker fails to make such a payment, in a significant majority of business that we write, it is highly likely that we will be liable to the client for the deficiency because of local laws or contractual obligations, notwithstanding the broker's obligation to make such payment. Likewise, when the client pays premiums for these policies to brokers for payment over to us, these premiums are considered to have been paid and, in most cases, the client will no longer be liable to us for those amounts, whether or not we have actually received the premiums. Consequently, we assume a degree of credit risk associated with brokers around the world with respect to most of our insurance and reinsurance business. To date we have not experienced any losses related to such credit risks.
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
Recent examples of emerging claims and coverage issues include:

•
An increase in the dollar magnitude of security class action settlements, particularly in the settlement of mega-cases, covered by professional liability and directors' and officers' liability insurance;

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
We may also be deemed liable for losses arising out of a matter that we had not anticipated or had attempted to contractually exclude. Moreover, irrespective of the clarity and inclusiveness of policy language, there can be no assurance that a court or arbitration panel will limit enforceability of policy language or not issue a ruling adverse to us. Our exposure to these uncertainties could be exacerbated by the increased willingness of some market participants to dispute insurance and reinsurance contract and policy wordings. Alternatively, potential efforts by us to exclude such exposures could, if successful, reduce the market's acceptance of our related products. The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict and could have a material adverse effect on our financial condition or results of operations.
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
Historically, property and casualty insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions and other factors. Demand for insurance and reinsurance is influenced significantly by prevailing general economic conditions and, in the case of reinsurance, the underwriting results of primary property and casualty insurers. The supply of insurance and reinsurance is related to prevailing prices, the levels of insured losses and the levels of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industry. As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. The continued strength of the industry's surplus position and the establishment of new market entrants has increased the supply of insurance and reinsurance and has caused insurance and reinsurance prices in many of the markets in which we participate to decrease in the past five years. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for insurance and reinsurance coverage. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and cedants may affect the cycles of the insurance and reinsurance business significantly. To the extent these trends continue, our financial condition or results of operations could be materially and adversely affected.
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
Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. If issuer credit spreads widen or increase significantly over an extended period of time, it may result in an increase in the net unrealized loss position of our investment portfolio. If credit spreads tighten significantly, it will reduce net investment income associated with new purchases of fixed maturity investments.
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
A portion of our investment portfolio is allocated to alternative funds and specialty funds, which we expect to have different risk characteristics than our investments in traditional fixed maturity securities, equity securities and short-term investments. Our alternative funds include investments in hedge funds and private investment funds that generally invest in senior secured bank debt, high yield credit securities, distressed debt, macro strategies, multi-strategy, equity long/short strategies, distressed real estate, and energy sector private equity. Our specialty funds currently include investments in high yield loan funds. The amount and timing of net investment income from such alternative and specialty investment funds tends to be uneven as a result of the performance of the underlying investments. The timing of distributions from these investments, which depends on particular events relating to the underlying investments, as well as the funds' schedules for making distributions and their needs for cash, can be difficult to predict. The amount of net investment income that we record from these investments can vary substantially from quarter to quarter. Many of the investments are subject to restrictions on redemptions and sales that limit our ability to liquidate these investments in the short-term. These investments expose us to market risks including interest rate risk, foreign currency risk, equity price risk and credit risk. In addition, we typically do not hold the underlying securities of these investments in our custody accounts. As a result, we generally do not have the ability to quantify the risks associated with these investments in the same manner as we have for our fixed maturity portfolio. The performance of these investments is also dependent on the individual investment managers and their investment strategies. It is possible that the investment managers will leave and/or the investment strategies will become ineffective. Any of the foregoing could result in a material adverse change to our investment performance, and accordingly adversely affect our financial results.

Losses due to defaults by others, including issuers of investment securities (which include structured securities such as commercial mortgage-backed securities and residential mortgage-backed securities or high yield bonds), and reinsurance counterparties could adversely affect the value of our investments, results of operations, financial condition or cash flows.
Issuers or borrowers whose securities or loans we hold, customers, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on the principal and interest they owe to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. We are also subject to the risk that the underlying collateral within loan-backed securities, including mortgage-backed and asset-backed securities, may default on principal and interest payments causing an adverse change in cash flows paid to us. The occurrence of a major economic downturn, acts of corporate malfeasance, widening risk spreads, or other events that adversely impact the issuers, guarantors or underlying collateral of these securities could cause the value of our investment portfolio and our net income to decline and the default rate of our fixed maturity investments to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting a loan-backed security we hold could indicate the credit quality of that security has deteriorated. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of write down or impairment are impacted by our assessment of the intent and ability to hold securities which have declined in value and whether such declines in the Company's value below amortized cost are due to credit related factors.
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
A downgrade of U.S. or foreign government securities by credit rating agencies could adversely impact the value of the U.S. or foreign government and other securities in our investment portfolio and create uncertainty in the market generally.
A downgrade of the U.S. or foreign government securities by credit rating agencies has the potential to adversely impact the value of the U.S. or foreign government and other securities in our investment portfolio. A further downgrade in the rating of U.S. or foreign government securities may cause the Company's investment portfolio's average credit rating to fall and may result in the Company no longer being in compliance with its current investment policy at its current level of U.S. or foreign government security holdings. In addition to the foregoing, a further downgrade in the rating of U.S. or foreign government securities may have an adverse impact on fixed income markets, which in turn could cause our net investment income to decline or have a material adverse effect on our financial condition.
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
The determination of the other-than-temporary impairments taken on our available for sale investments is highly subjective and could materially impact our financial position or results of operations.
The determination of the amount of other-than-temporary impairments recognized on our available for sale investments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class as well as an analysis on a security by security basis. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects impairments in operations as such evaluations are revised.
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
We hold certain investments that may lack liquidity, such as our alternative funds and specialty funds. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.
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
Certain of the Company's derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity which entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could have a material adverse effect on the Company's liquidity, financial condition, results of operations and ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity.
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
Endurance Holdings is a holding company and, as such, has no substantial operations of its own. Dividends and other permitted distributions from our operating subsidiaries are expected to be Endurance Holdings' primary source of funds to meet ongoing cash requirements, including debt service payments and other expenses, and to pay dividends, if any, to shareholders. Bermuda law and regulations, including, but not limited to, Bermuda insurance regulations, restrict the declaration and payment of dividends and the making of distributions by Endurance Bermuda unless certain regulatory requirements are met. The inability of Endurance Bermuda to pay dividends in an amount sufficient to enable Endurance Holdings to meet its cash requirements at the holding company level could have a material adverse effect on its operations. In addition, Endurance Holdings' U.S. and U.K. operating subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. We therefore do not expect to receive material dividends from these operating subsidiaries for the foreseeable future.
Endurance Holdings is subject to Bermuda regulatory constraints that will affect its ability to pay dividends on its ordinary shares, 7.50% Non-Cumulative Preferred Shares, Series B and 6.35% Non-Cumulative Preferred Shares, Series C (together, the "Preferred Shares") and to make other payments. Under the Bermuda Companies Act, Endurance Holdings may declare or pay a dividend or make a distribution out of retained earnings or contributed surplus only if it has reasonable grounds for believing that it is, or would after the payment be, able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than the aggregate of its liabilities and issued share capital and share premium accounts. In addition, the terms of our credit facility prohibit Endurance Holdings from declaring or paying any dividends if a default or event of default has occurred and is continuing at the time of such declaration or payment or would result from such declaration or payment. In addition, the terms of the Preferred Shares prohibit the declaration or payment of dividends on our ordinary shares unless dividends on the Preferred Shares have been declared and paid. Preference shares, including the Preferred Shares, may also not be redeemed if as a result of the redemption, our issued share capital would be reduced below the minimum capital specified in the memorandum of association of Endurance Holdings.
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
We maintain cash balances, including restricted cash held in premium trust accounts, significantly in excess of the Federal Deposit Insurance Corporation insurance limits at various depository institutions. We also maintain cash balances in foreign banks and institutions and rely upon funding commitments from several banks and financial institutions that participate in our credit facility. If one or more of these financial institutions were to fail, our ability to access cash balances or draw down on our credit facility may be temporarily or permanently limited, which could have a material adverse effect on our results of operations, financial condition or cash flows.
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
Our future capital requirements depend on many factors, including our ability to underwrite new business successfully, to establish premium rates and reserves at levels sufficient to cover losses, and to maintain our current rating agency ratings. In addition, we need liquidity to pay our operating expenses and without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer. The principal sources of our liquidity are our invested assets. Sources of liquidity in normal markets also include a variety of short- and long-term instruments, including repurchase agreements, commercial paper, medium- and long-term debt, junior subordinated debt securities, capital securities and shareholders' equity.
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
The Company may require additional capital in the future, which may not be available to it on satisfactory terms, if at all.
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
The insurance and reinsurance regulatory framework continues to be subject to increased scrutiny in many jurisdictions, including the U.S. and various states within the U.S. It is possible that changes in regulation arising from such scrutiny, such as the expansion of the regulatory scope of the U.S. Federal Insurance Office, the repeal of the insurance company antitrust exemption under the McCarran-Ferguson Act or the expansion of the European Union Solvency II requirements, could impact us adversely and it is also possible that investigations or related regulatory developments could mandate or otherwise give rise to changes in industry practices in a fashion that increases our costs or requires us to alter how we conduct our business. In addition, if our Bermuda insurance or reinsurance operations become subject to the insurance laws of any state in the U.S., we could face inquiries or challenges to the future operations of these companies.

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
Endurance U.S. Reinsurance, Endurance American and Endurance Risk Solutions write insurance on an admitted basis within the U.S. and are subject to extensive regulation. Endurance U.S. Reinsurance, Endurance American and Endurance Risk Solutions are primarily regulated by their state of domicile under state statutes which confer comprehensive regulatory, supervisory and administrative powers on state insurance commissioners. Such regulation generally is designed to protect policyholders rather than investors or shareholders of the insurer.
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
Solvency II, a European Union directive concerning capital adequacy, risk management and regulatory reporting for insurers, which was adopted by the European Parliament in April of 2009, and which came into effect on January 1, 2016 for all European Economic Area member state (re)insurers, may adversely affect our (re)insurance businesses. Implementation of Solvency II continues to require us to utilize a significant amount of resources to ensure compliance. We are monitoring the ongoing legislative and regulatory steps related to Solvency II and Bermuda's Solvency II equivalence. The principles, standards and requirements of Solvency II may also, directly or indirectly, impact the future supervision of additional operating subsidiaries of ours.
Our international business is subject to applicable laws and regulations relating to sanctions and foreign corrupt practices, the violation of which could adversely affect our operations.
We must comply with all applicable economic and financial sanctions, other trade controls and anti-bribery laws and regulations of the United States and other foreign jurisdictions where we operate, including the United Kingdom and the European Community. United States laws and regulations applicable to us include the economic trade sanctions laws and regulations administered by the United States Department of Treasury's Office of Foreign Assets Control as well as certain laws administered by the United States Department of State. In addition, we are subject to the Foreign Corrupt Practices Act and other anti-bribery laws such as the U.K. Bribery Act that generally bar corrupt payments or unreasonable gifts to foreign government officials. Although we have policies and controls in place that are designed to ensure compliance with these laws and regulations, it is possible that an employee or intermediary acting on our behalf could fail to comply with applicable laws and regulations. In such event, we could be exposed to civil penalties, criminal penalties and other sanctions, including fines or other unintended punitive actions. In addition, such violations could damage our business and/or our reputation. Such criminal or civil sanctions, penalties, other sanctions, and damage to our business and/or reputation could have a material adverse effect on our financial condition and operating results.

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
We have made a significant investment in the capitalization of Endurance U.K., which is denominated in British Sterling. In addition, we enter into reinsurance and insurance contracts where we are obligated to pay losses in currencies other than U.S. dollars. For the year ended December 31, 2015, approximately 15.7% of our gross premiums were written in currencies other than the U.S. dollar. A portion of our cash and cash equivalents, investments and loss reserves are also denominated in non-U.S. currencies. The majority of our operating foreign currency assets and liabilities are denominated in Euros, British Sterling, Canadian Dollars, Japanese Yen, New Zealand Dollars and Australian Dollars. We may, from time to time, experience losses from fluctuations in the values of these and other non-U.S. currencies, which could have a material adverse effect on our results of operations.
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
The acquisition of Montpelier involved the combination of two companies that previously operated as independent public companies. The Company has devoted and continues to devote significant management attention and resources to integrating the business practices and operations of the Company and Montpelier after the completion of the acquisition of Montpelier. Potential difficulties the Company may encounter as part of the integration process could adversely affect the Company's ability to maintain relationships with customers, suppliers, employees and other constituencies or the Company's ability to achieve the anticipated benefits of the acquisition of Montpelier or could reduce the Company's earnings or otherwise adversely affect the business and financial results of the Company.
The Company's future results may suffer if the Company does not effectively manage its expanded operations following the completion of the acquisition of Montpelier.
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

There may be conflicts of interest that arise from our relationships with BCGR and BCRH and its subsidiaries.
The Company, through BCML, provides services to the BCGR Cell (which serves as a segregated account for the benefit of BCGR) and to BCRH and its subsidiaries. In addition, The Company's subsidiary Blue Water Re is the sole source of collateralized reinsurance business for the BCGR Cell and is a significant source of business for BCRH and its subsidiaries. As of December 31, 2015, Endurance Holdings and Endurance Bermuda together owned 33.3% of BCRH's outstanding common shares and Endurance Bermuda owned 25.1% of BCGR's ordinary shares, with third-party "non-controlling" investors owning the remainder of each entity.
The Company provides reinsurance opportunities and makes investments on behalf of these affiliates that the Company determines are appropriate for them, provided that such business is in accordance with their respective underwriting guidelines. The Company primarily allocates those reinsurance opportunities that are made available to these affiliates on a proportional basis in accordance with the Company's allocation policies.
In addition, officers of the Company serve as Chairman, Chief Executive Officer and Chief Financial Officer of BCRH and as Chief Executive Officer of BCGR.
As a result, certain of our officers, BCML and Blue Water Re may have conflicts of interest between their duties to the Company and their duties to BCGR and BCRH and its subsidiaries.
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
As part of our ongoing efforts to continually improve our performance, we regularly evaluate our business plans and strategies, which may result in changes to our business plans and initiatives, some of which may be material. We are subject to increasing risks related to our ability to successfully implement our evolving plans and strategies. Changing plans and strategies requires significant management time and effort, and may divert management's attention from our core operations and competencies. Moreover, modifications we undertake to our operations may not immediately result in improved financial performance. Therefore, risks associated with implementing or changing our business strategies and initiatives, including risks related to developing or enhancing the operations, controls and other infrastructure required for these strategies and initiatives, may not have a positive impact on our publicly reported results until many years after implementation. The risk that we may fail to have the ability to carry out our business plans may have an adverse effect on our long-term results of operations and financial condition.
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
We will need to continue to hire employees to work in Bermuda. Generally, under Bermuda law, non-Bermudians (other than spouses of Bermudians and individuals holding permanent resident certificates or working resident certificates) may not engage in any gainful occupation in Bermuda without the appropriate governmental standard work permit. Standard work permits can be obtained for a one-, two-, three-, four- or five-year period. Ten year permits are also available but these are generally only applicable where a company meets various criteria, including at least ten Bermudian staff, development programs for Bermudians, entry level position and equal pay between Bermudians and non-Bermudians. Where a standard work permit is being applied for, it is a requirement that the job must be advertised for three days (within an eight-day period) in a local Bermuda newspaper. All of our 36 Bermuda-based professional employees who require work permits have been granted permits by the Bermuda government. It is possible that we could lose the services of one or more of our key employees if we are unable to obtain or renew their work permits, which could have a material adverse effect on our business.
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
We also have the authority to request information from any shareholder for the purpose of determining whether a shareholder’s voting rights are to be reallocated pursuant to the bye-laws. If a shareholder fails to respond to a request for information from us or submits incomplete or inaccurate information (after a reasonable cure period) in response to a request, we may, in our reasonable discretion, reduce or eliminate the shareholder's voting rights.
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
State laws in the United States and the United Kingdom require prior notices or regulatory agency approval of changes in control of an insurer or its holding company. The insurance laws of the domiciliary jurisdiction provide that no corporation or other person (except in certain jurisdictions an authorized insurer) may acquire control (whether direct or indirect) of a domestic insurance or reinsurance company unless it has given notice and obtained prior written approval of the appropriate regulatory agency. Any purchaser of 10% or more of our ordinary shares could become subject to such regulations and could be required to file certain notices and reports with the insurance commissioners or equivalent regulators of the domiciliary jurisdictions of our operating companies.
U.S. persons who own our ordinary shares may have more difficulty in protecting their interests than U.S. persons who are shareholders of a U.S. corporation.
The Bermuda Companies Act, which applies to Endurance Holdings and Endurance Bermuda, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. These differences include the manner in which directors must disclose transactions in which they have an interest, the rights of shareholders to bring class action and derivative lawsuits and the scope of indemnification available to directors and officers.
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
Endurance Holdings and its non-U.S. subsidiaries intend to operate in such a manner that none of these companies will be deemed to be engaged in the conduct of a trade or business within the United States. Nevertheless, because definitive identification of activities which constitute being engaged in a trade or business in the United States is not provided by the Code, regulations or court decisions, the IRS might successfully contend that any of Endurance Holdings and its non-U.S. subsidiaries are/is engaged in a trade or business in the United States. If Endurance Holdings or any of its non-U.S. subsidiaries were engaged in a trade or business in the United States, and if any of Endurance Holdings' non-U.S. subsidiaries were to qualify for benefits under the applicable income tax treaty with the United States, but such trade or business was attributable to a permanent establishment in the United States (or in the case of our Bermuda insurance subsidiaries, with respect to investment income, arguably, even if such income were not attributable to a permanent establishment), Endurance Holdings or any of its non-U.S. subsidiaries would be subject to U.S. federal income tax at regular corporate rates on the income that is effectively connected with the U.S. trade or business, plus an additional 30% "branch profits" tax in certain circumstances, in which case our financial condition and results of operations, as well as your investment, could be materially adversely affected.
Holders of Endurance Holdings' ordinary shares or Preferred Shares who own 10% or more of our voting power may be subject to taxation under the controlled foreign corporation ("CFC") rules.
A 10% U.S. Shareholder (as defined below) of a foreign corporation that is considered a CFC (as defined below) for U.S. federal income tax purposes must include in gross income such 10% U.S. Shareholder's pro rata share of the CFC's income under subpart F of the Code ("subpart F income"), even if the subpart F income is not distributed. A foreign corporation is considered a CFC if 10% U.S. Shareholders own (directly, indirectly through foreign entities or constructively pursuant to the application of certain constructive ownership rules) more than 50% of the total combined voting power of all classes of voting stock of such foreign corporation, or the total value of all stock of such corporation. For purposes of taking into account insurance income, a CFC also includes a foreign corporation in which more than 25% of the total combined voting power or value of all classes of stock is owned (directly, indirectly through foreign entities or constructively pursuant to the application of certain constructive ownership rules) by 10% U.S. Shareholders, on any day during the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance contracts exceeds 75% of the gross amount of all premiums or other consideration in respect of all risks. A "10% U.S. Shareholder" is a U.S. Person that owns (directly, indirectly through foreign entities or constructively pursuant to the application of certain constructive ownership rules) at least 10% of the total combined voting power of all classes of stock of a foreign corporation.
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
U.S. Persons who hold ordinary shares or Preferred Shares may be subject to U.S. income taxation on their pro rata share of our related party insurance income ("RPII").
The CFC rules apply to certain insurance and reinsurance companies that earn RPII. If the RPII rules were to apply to any of Endurance Holdings' non-U.S. subsidiaries, a U.S. Person who owns ordinary shares or Preferred Shares of Endurance Holdings directly or indirectly through foreign entities on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes the shareholder's pro rata share of such non-U.S. subsidiary's RPII for the entire taxable year, determined as if such RPII were distributed proportionately to such U.S. shareholders at that date regardless of whether such income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization would be treated as unrelated business taxable income. Although Endurance Holdings' non-U.S. subsidiaries intend to generally operate in a manner so as to qualify for certain exceptions to the RPII rules, there can be no assurance that these exceptions will be available. Accordingly, there can be no assurance that U.S. Persons who own ordinary shares or Preferred Shares will not be required to recognize gross income inclusions attributable to RPII.
The RPII rules also provide that if a shareholder who is a U.S. Person disposes of shares in a foreign insurance corporation that has RPII and in which U.S. Persons collectively own 25% or more of the shares, any gain from the disposition will generally be treated as ordinary income to the extent of the shareholder's share of the corporation's undistributed earnings and profits that were accumulated during the period that the shareholder owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such a shareholder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the shareholder. These rules should not apply to dispositions of ordinary shares or Preferred Shares because Endurance Holdings will not itself be directly engaged in the insurance business. The RPII provisions, however, have not been interpreted by the courts or the U.S. Treasury Department, and regulations interpreting the RPII provisions of the Code exist only in proposed form. Accordingly, the IRS might interpret the proposed regulations in a different manner and the applicable proposed regulations may be promulgated in final form in a manner that would cause these rules to apply to dispositions of our ordinary shares and Preferred Shares.
U.S. Persons who hold ordinary shares or Preferred Shares will be subject to adverse tax consequences if we are considered a passive foreign investment company ("PFIC") for U.S. federal income tax purposes.
A foreign corporation will generally be considered a PFIC during a given year if (i) 75% or more of its gross income constitutes "passive income" or (ii) 50% or more of its assets produce passive income. For purposes of the PFIC determination, passive income generally includes interest, dividends, annuities and other investment income. The PFIC statutory provisions contain an express exception for income derived in the active conduct of an insurance business by a corporation which is predominantly engaged in an insurance business. The PFIC statutory provisions also contain a look through rule stating that, for purposes of determining whether a foreign corporation is a PFIC, such foreign corporation shall be treated as if it received directly its proportionate share of the income and as if it held its proportionate share of the assets of any other corporation in which it owns at least 25% by value of the shares. While no explicit guidance is provided by the statutory language, under this look-through rule Endurance Holdings should be deemed to own the assets and to have received the income of its insurance subsidiaries directly for purposes of determining whether it qualifies for the insurance exception.
We believe that we should not be considered a PFIC for U.S. federal income tax purposes for the year ended December 31, 2015. Moreover, we do not expect to conduct our activities in a manner that would cause us to become a PFIC in the future. However, there can be no assurance that the IRS will not challenge this position or that a court will not sustain such challenge. Accordingly, it is possible that we could be deemed a PFIC by the IRS or a court for the 2015 taxable year or any future year. If we were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation, including subjecting the investor to a greater tax liability than might otherwise apply or subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on a shareholder that is subject to U.S. federal income taxation.
Changes to U.S. Tax Legislation could have an adverse impact on us or our shareholders
The U.S. Congress and President Obama have offered from time-to-time proposals intended to eliminate certain perceived tax advantages of companies (including insurance and reinsurance companies) that have legal domiciles outside the United States but have certain U.S. connections. President Obama's budget for fiscal year 2017 includes such proposals, including a proposal that would deny a U.S. non-life insurance company a deduction for certain non-taxed reinsurance premiums paid to affiliates. Members of Congress have introduced similar proposals in the past, as well as proposals that, under certain circumstances, would treat a foreign corporation that is primarily managed and controlled in the United States as a U.S. corporation for U.S. federal income tax purposes and have introduced bills relating to tax-haven jurisdictions, cross-border transactions and intangible products. We cannot be certain if, when or in what form any such proposals may be enacted and whether such proposals, if enacted, would have retroactive effect. Enactment of some versions of prior proposed legislation as well as other changes in U.S. tax laws, regulations and interpretations of any tax law changes to address these issues could adversely affect the results of our operations and financial condition and could have a material adverse effect on our business, financial condition or results of operations.
The Organization for Economic Cooperation and Development ("OECD") and the European Union ("EU") are considering measures that might increase our taxes and reduce our net income.
The OECD has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of preferential tax regimes in countries around the world. In the OECD's periodic progress reports, Bermuda has not been listed as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. Bermuda was reported as being largely compliant with the OECD's international tax standards on transparency and exchange of information in the OECD's 2015 Tax Transparency Report on Progress. Other "largely compliant" jurisdictions include Germany, the United Kingdom and the United States. We are not able to predict what changes will arise from any proposals introduced in connection with the possible new OECD and EU measures or whether such changes will subject us to additional taxes.

The United Kingdom Government has enacted legislation that could affect our United Kingdom operations.
With effect from April 1, 2015, a tax on "diverted profits" has been introduced in the United Kingdom. According to the United Kingdom Government's publications, the rules are intended to counteract "contrived arrangements" to divert profits from the United Kingdom by avoiding a taxable presence in the United Kingdom or by other contrived arrangements between connected entities. The new tax is generally charged at a 25% rate on the amount of diverted profits relating to United Kingdom activity, thereby targeting foreign companies which are perceived as exploiting the United Kingdom's permanent establishment rules or creating other tax advantages by using transactions or entities that lack economic substance. Statements by the United Kingdom Government indicate that the legislation was not primarily focused on the insurance and reinsurance industries. As the legislation is currently drafted, however, it is not possible to provide a definitive view whether and, if so, to what extent our United Kingdom operations will be affected.
We may become subject to taxes in Bermuda after March 31, 2035, which may have a material adverse effect on our financial condition.
The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, has given Endurance Holdings and Endurance Bermuda an assurance that if any legislation is enacted in Bermuda that would "impose tax computed on profits or income or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition" any such tax will not be applicable to Endurance Holdings, Endurance Bermuda or any of their respective operations, shares, debentures or other obligations until March 31, 2035. It is possible that after March 31, 2035 we may be subject to Bermuda taxes.

Item 1B. Unresolved Staff Comments
The Company has no outstanding, unresolved comments from the SEC staff.
Item 2. Properties
The Company leases office space in Pembroke, Bermuda where the Company's principal executive office is located. Additionally, the Company and its subsidiaries lease office space in the United States, the United Kingdom, Switzerland and Singapore sufficient for the operation of its business. We renew and enter into new leases in the ordinary course of business. For further discussion of our leasing commitments at December 31, 2015, please see Note 12, "Commitments and Contingencies" to our Audited Consolidated Financial Statements.
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
Item 4. Mine Safety Disclosures
Not Applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Our ordinary shares are publicly traded on the New York Stock Exchange ("NYSE") under the symbol "ENH." The following table sets forth, for the fiscal quarters and periods indicated, the high and low closing sale price per ordinary share as reported on the NYSE for the two most recent fiscal years:

	High	Low
2015
First quarter	$64.72	$59.17
Second quarter	$66.51	$60.38
Third quarter	$69.49	$60.54
Fourth quarter	$66.96	$60.93
2014
First quarter	$56.95	$50.93
Second quarter	$54.22	$50.45
Third quarter	$58.39	$51.96
Fourth quarter	$60.67	$54.56
Number of Holders of Ordinary Shares
The approximate number of record holders of our ordinary shares as of February 12, 2016 was 281, not including beneficial owners of shares registered in nominee or street name.
Dividends
We paid a quarterly dividend of $0.35 per ordinary share in each of the four quarters of 2015 (2014 - $0.34). Our Board of Directors reviews our ordinary share dividend each quarter and determines the amount, if any, of each dividend at that time. Among the factors considered by the Board of Directors in determining the amount of each dividend are the results of operations and the capital requirements, growth and other characteristics of our businesses. The declaration and payment of future dividends is also subject to certain legal, regulatory and other restrictions.
Endurance Holdings is a holding company and has no direct operations. The ability of Endurance Holdings to pay dividends or distributions depends almost exclusively on the ability of its subsidiaries to pay dividends to Endurance Holdings. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or other distributions. As of December 31, 2015, the maximum amount of dividend distributions that Endurance Bermuda could pay to Endurance Holdings under applicable insurance and Bermuda Companies Act regulations without prior regulatory approval was $1,034.4 million. As of December 31, 2015, Endurance U.K. was precluded by regulatory restrictions from declaring or distributing dividends in 2016. At December 31, 2015, ECCL did not have assets available for distribution. As of December 31, 2015, Endurance U.S. Reinsurance, Endurance American, Endurance Risk Solutions and Endurance American Specialty did not have earned surplus and thus were precluded from dividend distributions in 2016 without prior regulatory approval. As of December 31, 2015, ARMtech (with notice to the Texas Department of Insurance) could pay $3.5 million of dividends without prior regulatory approval.
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
For a description of working capital restrictions and other limitations upon the payment of dividends, see Item 1, "Business – Regulatory Matters," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of

Operations – Liquidity and Capital Resources," and Note 18, "Statutory requirements and dividend restrictions" to the Company's Audited Consolidated Financial Statements.
Recent Sales of Unregistered Securities
None.
Purchase of Equity Securities by Issuer and Affiliated Purchasers
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1) (2)
October 1 - October 31, 2015	—	$—	—	5,000,000
November 1 - November 30, 2015	—	$—	—	5,000,000
December 1 - December 31, 2015	—	$—	—	5,000,000
Total	—	$—	—	5,000,000

(1)	Ordinary shares or share equivalents.

(2)
At its meeting on February 25, 2016, the Board of Directors of the Company authorized the repurchase of up to a total of 5,000,000 ordinary shares and share equivalents through February 28, 2018, superseding all previous authorizations.

Performance Graph
The following performance graph and related information shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.
The graph below illustrates the cumulative 5-year shareholder return, including reinvestment of dividends, of the Company’s ordinary shares, compared with such return for the (i) Standard & Poor's ("S&P") 500 Composite Stock Price Index and (ii) S&P Property & Casualty Industry Group Stock Price Index, in each case measured during the period from December 31, 2010 to December 31, 2015. During this period, the cumulative total return on the Company's ordinary shares was 58.95%, the cumulative total return for the S&P 500 Composite Stock Price Index was 80.75% and the cumulative total return for the S&P Property & Casualty Industry Group Stock Price Index was 110.05%.

	12/10	12/11	12/12	12/13	12/14	12/15
Endurance Specialty Holdings Ltd.	100.00	85.60	91.69	139.03	145.38	158.95
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
S&P Property & Casualty Insurance	100.00	99.75	119.81	165.69	191.78	210.05
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data
The following table sets forth our selected consolidated financial information for the years ended and as of the dates indicated. As described in Note 1 to our Audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, our Audited Consolidated Financial Statements include the accounts of Endurance Holdings, Endurance Bermuda, BCML, Endurance U.K., Endurance at Lloyd's, Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty, Endurance Risk Solutions and ARMtech, as well as all of the other direct or indirect wholly-owned subsidiaries of Endurance Holdings.
We derived the following selected consolidated financial information for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 from our Audited Consolidated Financial Statements and related notes. These historical results are not necessarily indicative of results to be expected from any future period.
You should read the following selected consolidated financial information along with the information contained in this Form 10-K, including Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Audited Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

For the years ended December 31,	2015	2014	2013	2012	2011
Selected Income Statement Data:
Gross premiums written	$3,320,861	$2,894,076	$2,665,244	$2,549,026	$2,467,114
Net premiums written	1,950,470	1,934,206	2,048,933	2,029,495	1,979,821
Net premiums earned	1,978,453	1,863,978	2,016,484	2,013,900	1,931,393
Net investment income	113,826	131,543	166,216	173,326	147,037
Net realized and unrealized gains	12,660	14,283	15,164	72,139	31,671
Net impairment losses recognized in earnings (losses)	(3,715)	(625)	(1,616)	(847)	(3,520)
Net losses and loss expenses	917,108	970,162	1,219,684	1,520,995	1,632,666
Acquisition expenses	347,885	319,513	304,430	303,179	282,911
General and administrative expenses	259,791	247,387	236,873	211,763	229,814
Corporate expenses	114,429	66,200	58,033	23,926	34,338
Net income (loss)	355,111	348,450	311,915	162,516	(93,734)
Net income attributable to non-controlling interests	(11,016)	—	—	—	—
Net income (loss) available to Endurance Holdings	344,095	348,450	311,915	162,516	(93,734)
Preferred dividends	32,750	32,750	32,750	32,750	24,125
Net income (loss) available (attributable) to Endurance Holdings' common and participating shareholders	311,345	315,700	279,165	129,766	(117,859)
Per Share Data:
Dividends declared and paid per common share	$1.40	$1.36	$1.28	$1.24	$1.20
Basic earnings (losses) per common share	$5.74	$7.07	$6.37	$3.00	$(2.95)
Diluted earnings (losses) per common share	$5.73	$7.06	$6.37	$3.00	$(2.95)
Weighted average number of common shares outstanding:
Basic	52,707	43,368	42,818	42,568	40,215
Diluted	52,829	43,415	42,818	42,602	40,215

As of December 31,	2015	2014	2013	2012	2011
Selected Balance Sheet Data:
Cash and investments	$8,945,156	$6,719,889	$6,574,787	$6,638,942	$6,283,107
Total assets	13,241,525	9,640,684	8,973,097	8,789,035	8,288,563
Reserve for losses and loss expenses	4,510,415	3,846,859	4,002,259	4,240,876	3,824,224
Reserve for unearned premiums	1,789,148	1,254,519	1,018,851	965,244	932,108
Debt	717,650	523,617	522,453	521,402	524,066
Preferred stock, Series A non-cumulative	—	8,000	8,000	8,000	8,000
Preferred stock, Series B non-cumulative	9,200	9,200	9,200	9,200	9,200
Preferred stock, Series C non-cumulative	9	—	—	—	—
Total shareholders' equity available to Endurance Holdings	4,856,262	3,185,182	2,886,549	2,710,597	2,611,165
Per Share Data:
Book value per common share (a)	$67.18	$63.38	$56.99	$53.75	$51.48
Diluted book value per common share (b)	$65.48	$61.33	$55.18	$52.88	$50.56

Selected Ratios (based on U.S. GAAP income statement data):
For the years ended December 31,	2015	2014	2013	2012	2011
Net loss ratio(c)	46.4%	52.1%	60.5%	75.5%	84.6%
Acquisition expense ratio(d)	17.6%	17.1%	15.1%	15.1%	14.6%
General and administrative expense ratio(e)	18.9%	16.8%	14.6%	11.7%	13.7%
Combined ratio(f)	82.9%	86.0%	90.2%	102.3%	112.9%

(a)
Book value per share is a non-GAAP measure based on total shareholders' equity available to Endurance Holdings, less the $460.0 million (2011-2014: $430.0 million) redemption value of the preferred stock, divided by basic common shares outstanding of 65,440,712 at December 31, 2015, 43,474,259 at December 31, 2014, 43,107,897 at December 31, 2013, 42,431,589 at December 31, 2012 and 42,366,873 at December 31, 2011.

(b)
Diluted book value per share is a non-GAAP measure based on total shareholders' equity available to Endurance Holdings, less the $460.0 million (2011-2014: $430.0 million) redemption value of the preferred stock, divided by the number of common shares and common share equivalents outstanding at the end of the period, using the treasury stock method. Common share equivalents include options and warrants which are dilutive when the market price of the Company's shares exceeds the exercise price of the options or warrants. Diluted shares outstanding were 67,136,986 at December 31, 2015, 44,920,768 at December 31, 2014, 44,518,210 at December 31, 2013, 43,130,075 at December 31, 2012 and 43,142,277 at December 31, 2011. We believe that this is an effective measure of the per share value of the Company as it takes into account the effect of all outstanding dilutive securities.

(c)	The net loss ratio is calculated by dividing losses and loss expenses by net premiums earned.

(d)	The acquisition expense ratio is calculated by dividing acquisition expenses by net premiums earned.

(e)
The general and administrative expense ratio includes general and administrative expenses and corporate expenses. The general and administrative expense ratio is calculated by dividing general and administrative expenses and corporate expenses by net premiums earned.

(f)
The combined ratio is the sum of the net loss ratio, the acquisition expense ratio and the general and administrative expense ratio. Our historical combined ratio may not be indicative of future underwriting performance.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and related notes included in this Form 10-K.
Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to the Company's plans and strategy for its business and statements regarding marketplace conditions and trends, includes forward-looking statements that involve risk and uncertainties. Please see the "Cautionary Statement Regarding Forward-Looking Statements" in this Form 10-K for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis. You should review the "Risk Factors" set forth in this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.
Executive Overview
Endurance Specialty Holdings Ltd. ("Endurance Holdings") was organized as a Bermuda holding company on June 27, 2002. Endurance Holdings has nine wholly-owned operating subsidiaries:

•	Endurance Specialty Insurance Ltd. ("Endurance Bermuda"), domiciled in Bermuda with branch offices in Switzerland and Singapore;

•	Blue Capital Management Ltd. ("BCML"), domiciled in Bermuda, manger of Blue Water Re Ltd. ("Blue Water Re") and Blue Water Re II Ltd. ("Blue Water Re II"), domiciled in Bermuda;

•	Endurance Reinsurance Corporation of America ("Endurance U.S. Reinsurance"), domiciled in Delaware;

•	Endurance Worldwide Insurance Limited ("Endurance U.K."), domiciled in England with a branch office in Switzerland;

•	Endurance at Lloyd's Limited ("Endurance at Lloyd's"), managing agent for Lloyd's Syndicate 5151 ("Syndicate 5151"), domiciled in England;

•	Endurance American Insurance Company ("Endurance American"), domiciled in Delaware;

•	Endurance American Specialty Insurance Company ("Endurance American Specialty"), domiciled in Delaware;

•	Endurance Risk Solutions Assurance Co. ("Endurance Risk Solutions"), domiciled in Delaware; and

•	American Agri-Business Insurance Company ("American Agri-Business"), domiciled in Texas and managed by ARMtech Insurance Services, Inc. (together with American Agri-Business, "ARMtech").
Endurance Holdings and its wholly-owned subsidiaries are collectively referred to in this discussion and analysis as the "Company."
Through its operating subsidiaries based in Bermuda, the United States and the United Kingdom, the Company focuses on underwriting specialty lines of personal and commercial property and casualty insurance and reinsurance on a global basis. The Company's portfolio of specialty lines of business is organized into two business segments – Insurance and Reinsurance.
In the Insurance segment, the Company writes agriculture, casualty and other specialty, professional lines, and property, marine/energy and aviation insurance. In the Reinsurance segment, the Company writes catastrophe, property, casualty, professional lines, and specialty reinsurance.
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
Acquisition of Montpelier
On March 31, 2015, the Company announced the signing of a definitive agreement and plan of merger (the "Merger Agreement") with Montpelier Re Holdings Ltd. ("Montpelier") and Millhill Holdings Ltd., a direct, wholly-owned subsidiary of the Company ("Merger Sub"), under which Endurance Holdings, through Merger Sub, acquired all of the outstanding common shares of Montpelier. The acquisition of Montpelier was completed on July 31, 2015 and Merger Sub was merged into Endurance Holdings on July 31, 2015.

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
The Company's consolidated statements of income and comprehensive income for the year ended December 31, 2015 include the results of operations of Montpelier for the period from August 1, 2015 through December 31, 2015. For additional information on the acquisition of Montpelier, see "Liquidity and Capital Resources, Impact of Montpelier Acquisition on Liquidity and Capital Resources" below.
As part of the acquisition of Montpelier, Endurance Holdings acquired Montpelier's Lloyd's of London ("Lloyd's") operations. Syndicate 5151 is the Company's Lloyd's syndicate. Endurance Corporate Capital Limited ("ECCL"), a wholly-owned subsidiary of the Company, serves as Syndicate 5151's sole corporate underwriting member and Endurance at Lloyd's, a wholly-owned subsidiary of the Company, is the managing agent for Syndicate 5151.
Also as part of the acquisition of Montpelier, the Company acquired Montpelier's collateralized reinsurance and third party asset management operations operated under the name "Blue Capital" (Blue Capital is a registered trademark of the Company), which includes BCML, a wholly-owned Bermuda subsidiary that provides investment and insurance management services to the Blue Capital vehicles, including Blue Water Re and Blue Water Re II, wholly-owned Bermuda-based special purpose insurers licensed under the Insurance Act 1978 of Bermuda, as amended and its related regulations (the "Bermuda Insurance Act") that provide collateralized property catastrophe reinsurance coverage and related products. Blue Capital was launched in 2012 as an asset management platform offering a range of catastrophe reinsurance-linked investment products to institutional and retail investors.
Effective December 29, 2015, Montpelier Reinsurance Ltd., a wholly-owned Bermuda domiciled class 4 insurer, merged with and into Endurance Bermuda with Endurance Bermuda as the surviving company.
Endurance Holdings and Endurance Bermuda together hold a 33.3% interest in Blue Capital Reinsurance Holdings Ltd. ("BCRH"). BCRH is a Bermuda-based exempted limited liability holding company managed by BCML that provides fully-collateralized property catastrophe reinsurance and invests in various insurance-linked securities through BCRH's wholly-owned Bermuda-based subsidiaries, Blue Capital Re. Ltd. ("Blue Capital Re") and Blue Capital Re ILS Ltd. ("Blue Capital Re ILS"). Blue Capital Re is a Class 3A insurer licensed under the Bermuda Insurance Act. BCRH's shares are listed on the New York Stock Exchange and the Bermuda Stock Exchange.
Endurance Bermuda holds a 25.1% interest in Blue Capital Global Reinsurance Fund Limited ( "BCGR") is a closed-ended mutual fund incorporated in Bermuda and managed by BCML that serves as the feeder fund for the Blue Capital Global Reinsurance SA-I cell (the "BCGR Cell"). BCGR's shares are listed on the Specialist Fund Market of the London Stock Exchange and on the Bermuda Stock Exchange.
The Company is entitled to receive management and performance fees from BCRH and the BCGR Listed Fund for the services that it performs for these entities through BCML.
Business and Accounting Factors
The Company's results of operations are affected by the following business and accounting factors:
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
The Company's revenues also include income generated from its investment portfolio. The Company's investment portfolio is comprised of fixed maturity investments, short-term investments and equity securities that are held as either trading or available for sale and other investments, comprised of alternative and specialty funds that are accounted for under the equity method of accounting. In accordance with generally accepted accounting principles in the United States ("U.S. GAAP"), trading securities are carried at fair value with unrealized gains and losses recognized through earnings while the available for sale investments are carried at fair value with unrealized gains and losses included on the Company's balance sheet in accumulated other comprehensive (loss) income as a separate component of shareholders' equity. If unrealized losses are considered to be other-than-temporary due to the Company's intent to sell or requirement to sell such securities, or credit related factors, such losses are included in earnings as net impairment losses recognized in earnings. For other investments, the Company increases or decreases the value of these investments for the Company's share of income or loss, less dividends, through net investment income.
Expenses. The Company's expenses consist primarily of losses and loss expenses, acquisition expenses, interest expense, amortization of intangible assets, general and administrative expenses and corporate expenses. Losses and loss expenses are estimated by management and reflect management's best estimate of ultimate losses and loss adjustment costs arising during the current reporting period and revisions of prior period estimates. The Company records losses and loss expenses based on an actuarial analysis of the estimated losses the Company expects to be reported on policies and contracts written. The ultimate losses and loss expenses will depend on the actual costs to settle claims. Acquisition expenses consist of commissions and brokerage expenses that are typically a percentage of the premiums on insurance policies or reinsurance contracts successfully written. General and administrative expenses consist primarily of personnel expenses and general operating expenses directly attributable to the Company's insurance and reinsurance operations. Corporate expenses are expenses not allocated directly to the insurance and reinsurance operations.
Marketplace Conditions and Trends. In general, management believes operating conditions continued to be competitive in both the insurance and reinsurance markets in which the Company operates in 2015. In most classes of property and casualty business, the Company experienced competitive pricing pressure due to the relatively high levels of underwriting capacity and recent favorable loss trends, particularly in catastrophe exposed property insurance and reinsurance, where rates have declined. In the Company's agriculture insurance business, pricing was relatively stable across the portfolio, although the underlying exposure base has varied with commodity price movements. The Company continued to adhere to its underwriting standards by declining business when pricing, terms and conditions did not meet the Company's underwriting criteria.
In 2016, management believes the following four primary influences may affect the market for the Company's insurance and reinsurance products – the continuation of the challenging global economy, continued pricing competition in most of the markets in which the Company operates, continued volatility in agriculture commodity prices, and a low interest rate environment. The United States and other markets around the world have continued to experience unsettled economic conditions, including high levels of unemployment, significant governmental regulation initiatives and continued uncertainty in the financial markets. Although some economies are slowly recovering, the lower levels of economic activity are likely to continue to suppress growth in demand for insurance and reinsurance. In addition, increased capital investment and new forms of reinsurance in the industry are likely to have a continuing negative impact on pricing, particularly in catastrophe exposed property insurance and reinsurance. This is likely to result in a continued competitive global insurance and reinsurance market in 2016. The Company's agriculture insurance business will be influenced by the volatility of agriculture commodity prices, which could lead to decreased premium and risk exposure levels, which may be partially offset by higher demand for agriculture insurance due to recent yield and price volatility. Lastly, the current low interest rate environment may result in a lower appetite for longer duration risks that are not adequately priced as there will be reduced investment earnings from underwriting cash flows.
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
Critical Accounting Estimates
The Company’s consolidated financial statements contain certain amounts that are inherently subjective in nature and require management to make assumptions and best estimates to determine the reported values and related disclosures. Management considers an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been selected could have a material impact on the Company's consolidated results of operations or financial condition.
If factors such as those described in the "Risk Factors" section in this Form 10-K cause actual events or results to differ materially from management's underlying assumptions or estimates, there could be a material adverse effect on the Company's results of operations, financial condition and liquidity.

Management believes that the following critical accounting policies affect significant estimates used in the preparation of its consolidated financial statements:
Premiums and Related Expenses. The Company's insurance premiums are earned pro rata over the terms of the applicable risk period specified in the insurance policy. The Company's insurance policies cover losses occurring or claims made during the term of the policy. Generally, the Company receives a fixed premium that is identified in the policy and is recorded on the inception date of the contract or when premiums are determinable and earned evenly over the policy term. This premium will generally only adjust if the underlying insured values adjust. Accordingly, the Company monitors the underlying insured values and records additional or return premiums in the period in which amounts are reasonably determinable. For the Company's agriculture insurance line, premiums are determined based on estimated acreage planted combined with the base commodity price for the insured crops. Adjustments are made to the agriculture premium estimates as acreage reporting and claims adjusting occurs. Insurance premiums written accounted for 63%, 59%, and 55% of the Company's gross premiums written during the years ended December 31, 2015, 2014, and 2013, respectively.
The Company's reinsurance premiums are earned in proportion to the amount of reinsurance protection provided over the applicable risk period established in the reinsurance contract. Reinsurance contracts written on a losses occurring basis cover losses which occur during the term of the reinsurance contract, typically 12 months. Accordingly, the Company earns the premium on a losses occurring reinsurance contract evenly over the reinsurance contract term. Losses occurring reinsurance contracts accounted for approximately 16%, 20%, and 21% of the Company's gross premiums written during the years ended December 31, 2015, 2014, and 2013, respectively. Reinsurance contracts written on a policies attaching basis cover losses from the underlying insurance policies incepting during the terms of the reinsurance contracts. Losses under a policies attaching reinsurance contract may occur after the end date of the reinsurance contract, so long as they are losses from policies which began during the reinsurance contract period. The Company typically earns the premiums for policies attaching reinsurance contracts over a 24 month period in proportion to the amount of reinsurance protection provided to reflect the extension of the risk period past the term of the contract and the varying levels of reinsurance protection provided during the reinsurance contract period. Policies attaching reinsurance contracts accounted for approximately 21%, 21%, and 24% of the Company's gross premiums written during the years ended December 31, 2015, 2014, and 2013, respectively.
In addition to the applicable risk period, the Company's estimate of its reinsurance premiums written is based on the type of reinsurance contracts underwritten. For excess of loss reinsurance contracts, the deposit premium, as defined in the contract, is generally considered to be the best estimate of the reinsurance contract's written premium at inception. The Company earns reinstatement premiums upon the occurrence of a loss under the reinsurance contract. Reinstatement premiums are calculated in accordance with the contract terms based upon the ultimate loss estimate associated with each contract. Excess of loss reinsurance contracts accounted for approximately 16%, 19%, and 22% of the Company's gross premiums written during the years ended December 31, 2015, 2014, and 2013, respectively. For proportional reinsurance contracts, the Company estimates premiums, commissions and related expenses based on broker and ceding company estimates. In addition to broker and ceding company estimates, the Company's management also utilizes its judgment in establishing proportional reinsurance contract premium estimates after considering the following factors:

•	the ceding company's historical premium versus projected premium;

•	the ceding company's history of providing accurate estimates;

•	anticipated changes in the marketplace and the ceding company's competitive position therein;

•	reported premiums to date; and

•	correspondence and communication between the Company and its brokers, intermediaries and ceding companies.
Proportional reinsurance contracts accounted for approximately 21%, 22%, and 23% of the Company's gross premiums written during the years ended December 31, 2015, 2014, and 2013, respectively.
Premiums on the Company's excess of loss and proportional reinsurance contracts are estimated at the time the business is underwritten. Accordingly, this is the amount the Company records as written premium in the period the reinsurance contracts are underwritten. As actual premiums are reported by the ceding companies, management evaluates the appropriateness of the original premium estimates and any adjustments to these estimates are recorded in the period in which they become known. The Company has not historically experienced material adjustments to its initial premium estimates for its excess of loss reinsurance contracts. For proportional contracts, as is customary in the reinsurance market, there is a time lag from the point when premium and related commission and expense activity is recorded by a ceding company to the point when such information is reported by the ceding company to the Company, either directly or through a reinsurance intermediary. This time lag can vary from one to several months or calendar quarters. In addition, uncertainty in premium estimates arises due to changes in renewal rates or rate of new business acceptances by the cedant insurance companies and changes in the rates being charged by cedants. Changes to original premium estimates for proportional contracts could be material and such adjustments may directly and significantly impact earnings in the period they are determined because the subject premium may be fully or substantially earned.
The Company's historical experience has shown that estimated premiums from proportional contracts have varied and have been adjusted by up to approximately 7%, although larger variations, both positive and negative, are possible as a result of changes in one or more of the premium assumptions as noted above. A 7% variation in the Company's proportional premiums receivable, net as of December 31, 2015, after considering the related expected losses and loss expenses, acquisition expenses and taxes, would result in an impact of approximately $2.9 million on the Company's net income.
The following summarizes the Company's net proportional premium estimates within premiums receivable, net on the Company's Audited Consolidated Balance Sheets as of December 31, 2015 and 2014:

Classes of Coverage	Casualty	Professional lines	Property	Other specialty	Total
	(U.S. dollars in thousands)
As of December 31, 2015
Proportional premiums receivable, net	$73,328	$113,313	$137,334	$57,948	$381,923
As of December 31, 2014
Proportional premiums receivable, net	$51,359	$83,707	$102,261	$46,970	$284,297
As a result of recognizing the estimated gross premium written at the inception of the policy and collecting that premium over an extended period, we include a premiums receivable asset on our balance sheet. We actively monitor our premiums receivable asset to consider whether we need an allowance for doubtful accounts. As part of this process, we consider the credit quality of our cedants and monitor premium receipts versus expectations. At December 31, 2015, the Company has an allowance for estimated uncollectible premiums receivable of $7.4 million (2014 — $2.6 million).
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
Reserve for Losses and Loss Expenses. The Company's reserve for losses and loss expenses includes case reserves and reserves for losses incurred but not reported (referred to as "IBNR reserves"). Case reserves are established for losses that have been reported to us, but not yet paid. IBNR reserves represent a provision for claims that have been incurred but not yet reported to the Company, as well as future loss development on losses already reported, in excess of the case reserves. Case reserves and IBNR reserves are established by management based on reports from reinsurance intermediaries, ceding companies and insureds and consultations with independent legal counsel. In addition, IBNR reserves are established by management based on reported losses and loss expenses and actuarially determined estimates of ultimate losses and loss expenses.
Under U.S. GAAP, the Company is not permitted to establish loss reserves until the occurrence of an actual loss event. Once such an event occurs, the Company establishes reserves based upon estimates of total losses incurred by the ceding companies or insureds as a result of the event, its estimate of the potential losses incurred, and its estimate of the portion of such loss the Company has insured or reinsured. As a result, only loss reserves applicable to losses incurred up to the financial statement date may be recorded, with no allowance for the provision of a contingency reserve to account for expected future losses. See "Reserve for Losses and Loss Expenses" below for further discussion.
The Company's loss and loss expense reserves are reviewed regularly, and adjustments, if any, are reflected in earnings in the period in which they become known. The establishment of new loss and loss expense reserves or the adjustment of previously recorded loss and loss expense reserves could result in significant positive or negative changes to the Company's financial condition for any particular period. While we believe that we have made a reasonable estimate of loss and loss expense reserves, the ultimate loss experience may not be reliably predicted, and it is possible that losses and loss expenses will be higher or lower than the total reserve for losses and loss expenses recorded by the Company.
Information Used in Determining the Reserve for Losses and Loss Expenses. In order to estimate the Company's reserve for losses and loss expenses, management uses information either developed from internal or external sources, or pricing information created by the Company or provided to the Company by insureds and brokers at the time individual contracts and policies are bound. In addition, we use commercially available risk analysis models, contract by contract review by our underwriting teams, other data and estimates provided by our clients, and, to a limited extent, overall market share assumptions to estimate our loss and loss expense reserves related to specific loss events.

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
For the agriculture insurance line of business, case reserves are established from initial loss notifications that are provided to our independent agents from insureds. Based on the information provided, the Company's system establishes a case reserve amount calculated from a formulaic model that includes historical experience, type of crop, and percent of liability. As actual claims are adjusted, outstanding reserves are adjusted to reflect the actual losses incurred.
The information gathered by the Company and the actuarial analyses performed on the gathered information is used to develop individual point estimates of carried loss and loss expense reserves for each of the Company's business segments and underlying lines of business. These individual point estimates are then aggregated along with the case reserves for actual losses reported to reach the total reserve for losses and loss expenses carried on the Company's consolidated financial statements. All of the Company's loss reserving is currently performed on a point estimate basis. The Company does not utilize range estimation in its loss reserving process.
The Company uses reserving methods that are commonly applied when limited loss development experience exists. As the Company has accumulated its own loss reserve history, it has incorporated the Company's actual loss experience for certain lines of business that have reached a level of maturity sufficient to provide a credible basis on which to estimate its reserve for losses and loss expenses related to these lines of business. The Company continues to utilize industry loss and development patterns in the establishment of loss and loss expense reserves where appropriate.
Significant Assumptions Employed in the Estimation of Loss and Loss Expense Reserves. The most significant assumptions used as of December 31, 2015 to estimate the reserve for losses and loss expenses within the Company's Insurance and Reinsurance segments are as follows:

•	the information developed from internal and external sources can be used to develop meaningful estimates of the likely future performance of business bound by the Company;

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

The above five assumptions most significantly influence the Company's determination of initial expected loss ratios and expected loss reporting patterns that are the key inputs which impact potential variability in the estimate of the reserve for losses and loss expenses and are applicable to each of the Company's business segments. While there can be no assurance that any of the above assumptions will prove to be correct, we believe that these assumptions represent a realistic and appropriate basis for estimating the reserve for losses and loss expenses.
Factors Creating Uncertainty in the Estimation of the Reserve for Losses and Loss Expenses. While management does not at this time include an explicit or implicit provision for uncertainty in its reserve for losses and loss expenses, certain of the Company's business lines are by their nature subject to additional uncertainties, including the Company's casualty, property, professional lines, catastrophe, and specialty lines in the Reinsurance segment and the Company's casualty and other specialty, property, marine/energy and aviation and professional lines in the Insurance segment, which are discussed in detail below. In addition, the Company's Reinsurance segment is subject to additional factors that add to the uncertainty of estimating loss and loss expense reserves. Time lags in the reporting of losses can also introduce further ambiguity to the process of estimating loss and loss expense reserves.
The aspects of the Company's casualty, casualty and other specialty and professional lines in the Reinsurance and Insurance segments that complicate the process of estimating loss reserves include the lack of long-term historical data for losses of the same type intended to be covered by the policies and contracts written by the Company and the expectation that a portion of losses in excess of the Company's attachment levels in many of its contracts will be low in frequency and high in severity, limiting the usefulness of claims experience of other insurers and reinsurers for similar claims. In addition, the portion of the Company's casualty and other specialty line in its Insurance segment that is underwritten in Bermuda sometimes includes policy forms that vary from more traditional policy forms. The primary difference in the casualty policy form sometimes used by Endurance Bermuda from more traditional policy forms relates to the coverage being provided on an occurrence reported basis instead of the typical occurrence or claims-made basis used in traditional policy forms. The occurrence reported policy forms typically cover occurrences causing unexpected and unintended personal injury or property damage to third parties arising from events or conditions that commence at or subsequent to an inception date, and prior to the expiration of the policy provided that proper notice is given during the term of the policy or the discovery period.
The inherent uncertainty of estimating the Company's loss and loss expense reserves for its Reinsurance segment increases principally due to:

•	the delay between the time claims are reported to the ceding company and the time they are reported through one or more reinsurance broker intermediaries to the Company;

•	the differing reserving practices among ceding companies;

•	the diversity of loss development patterns among different types of reinsurance treaties or contracts;

•	the Company's need to rely on its ceding companies for loss information; and

•	the fact that reinsurance treaties typically cover a disproportionate amount of large and more complicated claims.
In order to verify the accuracy and completeness of the information provided to the Company by its ceding company counterparties, the Company's underwriters, actuaries, accounting and claims personnel perform underwriting and claims reviews of the Company's ceding companies. Findings are communicated as appropriate to the ceding companies and are utilized in the establishment or revision of the Company's case reserves and related IBNR reserves. On occasion, these reviews reveal that the ceding company's reported losses and loss expenses do not comport with the terms of the contract with the Company. In such events, the Company strives to resolve the outstanding differences in an amicable fashion. The large majority of such differences are resolved in this manner. In the infrequent instance where an amicable solution is not feasible, the Company's policy is to vigorously defend its position in litigation or arbitration. As of December 31, 2015, the Company was not involved in any material claims litigation or arbitration proceedings.
Due to the large volume of potential transactions that must be recorded in the insurance and reinsurance industry, backlogs in the recording of the Company's business activities can also impair the accuracy of its loss and loss expense reserve estimates. As of December 31, 2015, there were no significant backlogs related to the processing of policy or contract information in the Company's Insurance or Reinsurance segments.
The Company assumes in its loss and loss expense reserving process that, on average, the time periods between the recording of expected losses and the reporting of actual losses are predictable when measured in the aggregate and over time. The time period over which all losses are expected to be reported to the Company varies significantly by line of business. This period can range from a few quarters for some lines, such as agriculture, to many years for some casualty lines of business. For the Company's Reinsurance business segment, due to ceding company and reinsurance intermediary reporting frequency, the time period is generally longer than for its Insurance segment, resulting in a reliance by the Company for a longer period of time on its actuarial estimates of loss and loss expense reserves. To the extent that actual reported losses are reported more quickly than expected, the Company may adjust upward its estimate of ultimate loss and to the extent that actual reported losses are reported more slowly than expected, the Company may reduce its estimate of ultimate loss.
Potential Volatility in the Reserve for Losses and Loss Expenses. In addition to the factors creating uncertainty in the Company's estimate of loss and loss expense reserves, the Company's estimated reserve for losses and loss expenses can change over time because of unexpected changes in the external environment. Potential changing external factors include:

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
The Company's estimates of reserves for losses and loss expenses can also change over time because of changes in internal company operations, such as:

•	alterations in claims handling procedures;

•	growth in new lines of business where exposure and loss development patterns are not well established; or

•	changes in the quality of risk selection or pricing in the underwriting process.
Due to the inherent complexity of the assumptions used in establishing the Company's loss and loss expense reserve estimates, final claim settlements made by the Company may vary significantly from the present estimates, particularly when those settlements may not occur until well into the future. For an illustration of the effect of a 10% change in the Company's two key inputs used in determining its loss and loss expense reserves – the expected loss ratio and the expected loss reporting pattern – please see "Reserve for Losses and Loss Expenses" below.
Investments. The Company currently classifies its fixed maturity investments, short-term investments and equity securities as trading or available for sale. Trading securities are carried at estimated fair value, with related net realized and unrealized gains or losses included in earnings. The Company acquired a portfolio of investments classified as trading from Montpelier. In addition, in the fourth quarter of 2015, the Company started designating, on acquisition, certain fixed maturity, short-term and equity investments as trading, rather than as available for sale. The Company has elected to account for trading securities using the fair value option under current accounting guidance, as the Company believes it represents the most meaningful measurement basis for these assets and presents the Company's fixed maturity, short-term and equity investments in a manner consistent with the way in which the Company manages the investment portfolio, which is on a total investment return basis. The Company currently expects to continue to designate, in future periods, on acquisition, certain fixed maturity, short-term and equity investments as trading, rather than as available for sale. As a result, the Company currently expects its fixed maturity, short-term and equity investments balances classified as available for sale to decrease and the trading balance for each of these investments to increase. This change will result in a reduction in other-than-temporary accounting judgments the Company makes and will result in additional volatility in the Company's net income in future periods as net unrealized gains and losses on these investments will be recorded in net income, rather than as a component of accumulated other comprehensive (loss) income in shareholders' equity.
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
Level 3: Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the Company's own views about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The Company determines the estimated fair value of each individual security utilizing the highest level inputs available. The Company uses quoted values and other data provided by nationally recognized third-party pricing sources as inputs into its process for determining fair values of its fixed maturity, short-term and equity portfolios. The Company obtains multiple prices for its securities where available. Pricing sources used in pricing the Company's fixed maturity, short-term and equity portfolios at December 31, 2015 were as follows:

Pricing services	32.8%
Index providers	52.6%
Broker/dealers	14.6%
Pricing Services and Index Providers. Pricing services, including index providers, provide pricing for less-complex, liquid securities based on market quotations in active markets. For securities that do not trade on a listed exchange, these pricing services may use a matrix pricing consisting of observable market inputs to estimate the fair value of a security. These observable market inputs include reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic factors. Additionally, pricing services may use a valuation model such as an option adjusted spread model commonly used for estimating fair values of mortgage-backed and asset-backed securities. At December 31, 2015, the Company has not adjusted any pricing provided by third-party pricing services and index providers and have classified all such securities as Level 2.
Broker/Dealers. Generally, the Company obtains quotes directly from broker/dealers who are active in the corresponding markets when prices are unavailable from third-party pricing services or index providers. Broker/dealer quotes may also be used if the pricing from pricing services or index providers is not reflective of current market levels, as detected by our pricing control tolerance procedures. Generally, broker/dealers value securities through their trading desks based on observable market inputs. Their pricing methodologies include mapping securities based on trade data, bids or offers, observed spreads and performance on newly issued securities. They may also establish pricing through observing secondary trading of similar securities. Quotes from broker/dealers are all non-binding. At December 31, 2015, the Company has not adjusted any pricing provided by broker/dealers and has classified the majority of such securities as Level 2.
As described above, third-party pricing services, index providers and broker/dealers have their own method for determining the fair value of securities. As such, prices provided by pricing services, index providers and broker quotes can vary widely, even for the same security, and may have a material effect on the estimated fair values of the Company's securities. If the Company determines that there has been a significant decrease in the volume and level of trading activity for the securities in relation to the normal market activity for such security (or similar securities), then transactions or quoted prices may not accurately reflect fair value and, if there is evidence that the transaction for the security is not orderly, the Company may place less weight on the transaction price as an indicator of fair value. To validate the techniques or models used by pricing sources, the Company's review process includes, but is not limited to:

•	quantitative analysis (consisting of comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated);

•	corroborating prices;

•	initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; and

•	comparing the fair value estimates to its knowledge of the current market.
Other than Temporary Impairment. Following a determination of fair value, the Company reviews its available for sale portfolios to determine whether any declines in the fair value below the amortized cost basis of these securities are other-than-temporary. If the Company determines that a decision to sell the available for sale security has been made or that it is more likely than not that the Company will be required to sell an available for sale security, the Company deems the security to be other-than-temporarily impaired and writes it down to fair value, thereby establishing a new cost basis. The amount of the write-down is recognized in earnings as an other-than-temporary impairment ("OTTI") loss.
For the remaining fixed maturity and short-term investments classified as available for sale in an unrealized loss position for which a decision to sell has not been made and it is more likely than not that the Company will not be required to sell, the Company performs additional reviews to determine whether the investment will recover its amortized cost. If the amortized cost of the Company's fixed maturity or short-term investments classified as available for sale is, based upon the judgment of management, unlikely to be recovered, the Company writes down the investment by the amount representing the credit related portion of the decline in value, thereby establishing a new cost basis. The amount of the write-down is recognized in earnings as an OTTI loss. The new cost basis is not changed for subsequent recoveries in fair value.
To the extent the Company determines that the amortized cost of the Company's fixed maturity or short-term investments classified as available for sale is likely to be recovered and related to non-credit factors (such as interest rates, market conditions, etc.) and not due to credit related factors, that remaining non-credit portion of the unrealized loss is recorded as a part of accumulated other comprehensive (loss) income in the shareholders' equity section of the Company's balance sheet.
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
Other Investments. Other investments consist of alternative and specialty funds and are accounted for using the equity method of accounting whereby the initial investment is recorded at cost. Alternative funds include investments in hedge funds, private investment funds and other investment funds that generally invest in senior secured bank debt, high yield credit securities, distressed debt, macro strategies, multi-strategy, equity long/short strategies, distressed real estate, and energy sector private equity. Specialty funds currently include high yield loan funds. The carrying value of other investments are increased or decreased to reflect the Company's share of income or loss, which is included in net investment income, and are decreased for dividends. Due to the timing of the delivery of the final valuations reported by certain of the fund managers, valuations of certain alternative funds and specialty funds are estimated based on the most recently available information, including period end valuation statements, period end estimates, or, in some cases, prior month or quarter valuation statements.
Goodwill and Intangible Assets. The Company is required to make an annual assessment as to whether the value of the Company's goodwill and intangible assets are impaired. Impairment of these assets can be either partial or full. For goodwill, impairment is based on a fair value analysis by individual reporting unit. Based upon the Company's assessment at the reporting unit level, there was no impairment of its goodwill asset of $176.5 million during 2015.
In making an assessment of the value of its goodwill, the Company uses both market based and non-market based valuations. Assumptions underlying these valuations include forecasts of discounted future cash flows and future profits in addition to an analysis of the Company's stock price relative to both its book value and its net income. Significant changes in the data underlying these assumptions could result in an assessment of impairment of the Company's goodwill asset. In addition, if the current economic environment and/or the Company's financial performance were to deteriorate significantly, this could lead to an impairment of goodwill, the write-off of which would be recorded against net income in the period such deterioration occurred. If a 5% decline in the fair value of the reporting units occurred, this would not result in an impairment of the goodwill asset at December 31, 2015.
Intangible assets are tested for impairment annually. For the year ended December 31, 2015, a quantitative analysis was performed to determine the fair value of the Company's intangible assets with indefinite lives which showed that none of the Company's intangible assets were impaired. For the year ended December 31, 2014, certain of the Company's U.S. insurance licenses, which are included in the Company's Insurance business segment, were determined to be impaired and an impairment of $5.5 million was recognized in net realized and unrealized gains line item in the Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2014. The determination of this impairment was a result of an evaluation of recent sales prices for companies with similar insurance licenses, which indicated that the prices for excess and surplus lines licenses are lower due to the passage of Dodd-Frank legislation that has standardized and simplified the process to obtain excess and surplus lines licenses, resulting in a lower value for these licenses.
Deferred Tax Assets. The Company provides for income taxes in accordance with the provisions of the relevant accounting guidance on "Accounting for Income Taxes" and "Accounting for Uncertain Tax Positions" for Endurance Reinsurance, Endurance American, Endurance American Specialty, Endurance Risk Solutions, ARMtech, Endurance U.K. and Endurance at Lloyd's, which are the Company's operating subsidiaries in income tax paying jurisdictions. The Company's deferred tax assets and liabilities primarily result from the net tax effect of temporary differences between the amounts recorded in our Audited Consolidated Financial Statements and the tax basis of our assets and liabilities. The Company determines deferred tax assets and liabilities separately for each tax-paying component in each tax jurisdiction.
At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax asset will not be realized. The valuation allowance is based on all available information from each tax-paying component in each tax jurisdiction and available tax planning strategies. Estimates of future taxable income incorporate several assumptions that may differ from actual experience. Differences in management's assumptions and resulting estimates could be material and have an adverse impact on the Company's financial results of operations and liquidity. Any such differences are recorded in the period in which they become known. As of December 31, 2015, the Company had a net deferred income tax asset of $46.8 million (2014 - $49.0 million), which includes a valuation allowance of $131.1 million (2014 - $121.4 million).
Reclassifications. Certain comparative information has been reclassified to conform to current year presentation.

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. ASU 2014-09 also provides guidance on accounting for certain contract costs and will also require new disclosures. ASU 2014-09 was to be effective for public business entities in annual and interim periods beginning after December 15, 2016, however, in July 2015, the FASB decided to defer by one year the effective dates of ASU 2014-09, and as a result, ASU 2014-09 will be effective for public business entities in annual and interim period beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company's Consolidated Financial Statements.
In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis". Under ASU 2015-02, all legal entities are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 set forth amendments: (1) modifying the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities; (2) eliminating the presumption that a general partner should consolidate a limited partnership; (3) affecting the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) providing a scope exception from consolidation guidance for certain reporting entities. ASU 2015-02 is effective for public business entities for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. ASU 2015-02 may be applied retrospectively or by using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the year of adoption. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company's Consolidated Financial Statements.
In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). The objective of ASU 2015-03 is to simplify the presentation of debt issuance costs by requiring direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for public business entities in annual and interim periods beginning after December 15, 2015. Early adoption is permitted. ASU 2015-03 should be applied retrospectively, and upon transition, applicable disclosures for a change in accounting principle shall be provided, including the transition method, a description of the prior period information that has been retrospectively adjusted, and the effect of the change on the applicable financial statement line items. The Company adopted this standard retrospectively effective October 1, 2015. Debt issuance costs for the years ended December 31, 2015, 2014 and 2013 of $3.2 million, $4.1 million, and $5.1 million, respectively, have been reclassified from other assets to debt in the Company's Consolidated Balance Sheets. This standard had no impact on the Company's Consolidated Statements of Income and Comprehensive Income.
In May 2015, the FASB issued ASU 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)" ("ASU 2015-07"). The objective of ASU 2015-07 is to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using net asset value per share. ASU 2015-07 is effective for public business entities in annual and interim periods beginning after December 15, 2015. Early adoption is permitted. ASU 2015-07 should be applied retrospectively. The Company retrospectively adopted this standard effective October 1, 2015. The Company's other investments were removed from the fair value hierarchy tables for the years ended December 31, 2015 and 2014 in Note 5, Fair value measurement. This standard had no impact on the Company's Consolidated Financial Statements.
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
Results of Operations
Years Ended December 31, 2015, 2014 and 2013
The following is a discussion and analysis of the Company's consolidated results of operations for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$3,320,861	$2,894,076	$2,665,244
Ceded premiums written	(1,370,391)	(959,870)	(616,311)
Net premiums written	1,950,470	1,934,206	2,048,933
Net premiums earned	1,978,453	1,863,978	2,016,484
Net investment income	113,826	131,543	166,216
Net realized and unrealized gains	12,660	14,283	15,164
Net impairment losses recognized in earnings	(3,715)	(625)	(1,616)
Other underwriting loss	(3,694)	(5,786)	(2,046)
Total revenues	2,097,530	2,003,393	2,194,202
Expenses
Net losses and loss expenses	917,108	970,162	1,219,684
Acquisition expenses	347,885	319,513	304,430
General and administrative expenses	259,791	247,387	236,873
Corporate expenses	114,429	66,200	58,033
Amortization of intangibles	30,620	6,484	7,012
Net foreign exchange losses	26,964	3,839	14,214
Interest expense	41,260	40,968	36,188
Income tax expense	4,362	390	5,853
Total expenses	1,742,419	1,654,943	1,882,287
Net income	355,111	348,450	311,915
Net income attributable to non-controlling interests	(11,016)	—	—
Preferred dividends	(32,750)	(32,750)	(32,750)
Net income available to Endurance Holdings' common and participating common shareholders	$311,345	$315,700	$279,165
Ratios
Net loss ratio	46.4%	52.1%	60.5%
Acquisition expense ratio	17.6%	17.1%	15.1%
General and administrative expense ratio(1)	18.9%	16.8%	14.6%
Combined ratio	82.9%	86.0%	90.2%
(1) General and administrative expense ratio includes general and administrative expenses and corporate expenses.

Premiums
Gross premiums written in 2015 increased $426.8 million, or 14.7%, compared to 2014 and increased $655.6 million, or 24.6% compared to 2013. The following table provides the distribution of gross premiums written by the geographic location in which the risk originated for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(U.S. dollars in thousands)
United States	$2,305,301	$2,054,431	$1,960,693
Worldwide	566,664	456,078	435,655
Europe	209,729	172,077	153,516
Asia	75,165	38,442	23,349
Japan	58,524	45,618	33,879
Australasia	41,309	61,994	25,191
Other	64,169	65,436	32,961
Total gross premiums written	$3,320,861	$2,894,076	$2,665,244
Increases in gross premiums written for 2015 versus 2014 and 2013 were driven by the following factors:

•
An increase in gross premiums written in the property, marine/energy and aviation line of business in the Insurance segment, due primarily to business generated by new underwriting teams added over the last twenty four months in the U.S. and the U.K., including new business resulting from the acquisition of Montpelier;

•
An increase in gross premiums written in the casualty and other specialty and professional lines of business in the Insurance segment, including excess casualty and various professional liability coverages, due to the expansion of the Company's Insurance underwriting personnel over the last twenty four months, including new business resulting from the acquisition of Montpelier;

•
An increase in gross premiums written in the specialty line of business in the Reinsurance segment, primarily due to growth in international marine and international agriculture business written by new underwriting teams, partially offset by non-renewals due to increased ceding company retentions;

•
An increase in gross premiums written in the professional line of business in the Reinsurance segment, due primarily to new business and increased renewals generated by underwriting teams that joined the Company in late 2013;

•
An increase in gross premiums written in the casualty line of business from 2014 in the Reinsurance segment due to new business written and increased premiums on renewal business, partially offset by non-renewal of policies that no longer met profitability targets;

•
A decline in gross premiums written in the catastrophe and property lines of business in the Reinsurance segment due to targeted non-renewals and line size reductions on policies that no longer met profitability targets, increased ceding company retentions, negative premium adjustments and rate declines, partially offset by new business; and

•
A decrease in gross premiums written in the agriculture line of business in the Insurance segment due to lower commodity prices, partially offset by policy count growth and increased demand for insurance from clients.

Net premiums written in 2015 increased $16.3 million, or 0.8%, compared to 2014 and decreased $98.5 million, or 4.8% compared to 2013. The change in net premiums written from 2013 compared to 2015 and 2014 was driven primarily by an increase in ceded premiums written by the Company for the years ended December 31, 2015 and 2014 across both the Insurance and Reinsurance segments. Ceded premiums written increased across all lines of business in the Insurance segment primarily due to a whole account quota share treaty providing protection for all of the Insurance segment's book of business for 2014, which was increased during 2015. In addition, the Company purchased additional quota share, facultative and excess of loss reinsurance across most lines of business in the Insurance segment, and increased quota share coverage on the agriculture line of business. In the Reinsurance segment, ceded premium written increased as the Company purchased increased levels of protection, including additional proportional and excess of loss retrocessional coverage within the catastrophe line of business, and additional proportional coverage on the specialty line of business.
Net premiums earned in 2015 increased $114.5 million, or 6.1% compared to 2014 principally due to the increase in gross premiums written and the earning of Montpelier premiums acquired in 2015, partially offset by increased ceded premiums. Net premiums earned in 2015 decreased by $38.0 million, or 1.9% compared to 2013 principally due to the increase in ceded premiums written.
Net Investment Income
The components of net investment income for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
	(U.S. dollars in thousands)
Fixed income investments	$132,786	$118,084	$109,118
Equity securities	8,209	5,689	3,956
Other investments	(13,553)	19,609	64,321
Cash and cash equivalents	2,870	2,445	2,752
	$130,312	$145,827	$180,147
Investment expenses	(16,486)	(14,284)	(13,931)
Net investment income	$113,826	$131,543	$166,216
The Company's 2015 net investment income decreased 13.5% or $17.7 million compared to 2014 and decreased 31.5% or $52.4 million compared to 2013. Net investment income during 2015 included net mark to market losses of $13.6 million on other investments as compared to mark to market gains of $19.6 million in 2014 and mark to market gains of $64.3 million in 2013. Investment income generated by the Company's equity securities and fixed income investments increased by $17.2 million compared to 2014 and $27.9 million compared to 2013. The increase in investment income resulted primarily from an increase in fixed income investments acquired as part of the Company's acquisition of Montpelier. The value of the investment portfolio (including cash and cash equivalents and pending investment purchases and sales) as of December 31, 2015 increased 34.9% from 2014 and 37.1% from 2013. The increase in the investment portfolio in 2015 resulted primarily from the acquisition of Montpelier and increased assets available for investment due to income generated during 2014 and 2015. Investment expenses in 2015 increased compared to 2014 and 2013 due to an increase in invested assets.
The annualized net earned yield and total return of the investment portfolio for the years ended December 31, 2015, 2014 and 2013 and market yield and portfolio duration as of December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Annualized net earned yield(1)	1.47%	2.03%	2.59%
Total return on investment portfolio(2)	0.06%	2.79%	1.43%
Market yield(3)	2.49%	1.94%	1.92%
Portfolio duration(4)	2.74 years	2.91 years	3.11 years

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

(4)	Includes only cash and cash equivalents and fixed income investments managed by the Company's investment managers.
During 2015, the yield on the benchmark three year U.S. Treasury bond fluctuated within a 66 basis point range, with a high of 1.37% and a low of 0.71%. Trading activity in the Company's investment portfolio in 2015 included increased allocations to other investments, equity securities, collateralized loan and debt obligations, corporate debt securities, U.S. government and government agencies securities and short-term investments, and reductions in non-agency mortgage-backed securities, foreign government bonds and municipal securities. The Company's investment portfolio also grew from the addition of a portfolio of investments as part of the Company's acquisition of Montpelier, which mainly consisted of corporate debt securities, short-term investments, U.S. government and government agencies securities, asset-backed securities, mortgage-backed securities, collateralized obligations, foreign government bonds and government and agency guaranteed corporate securities. The duration of the Company's fixed maturity portfolio was 2.74 years at December 31, 2015 and 2.91 years at December 31, 2014. The decrease in duration from 2014 to 2015 was due to higher prepayment expectations on the Company's mortgage-backed securities portfolio, causing a reduction of the average expected maturity of these securities.

Net Realized and Unrealized Gains
The Company's investment portfolio is actively managed on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing and recognition of net realized gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales and maturities of investments classified as trading and available for sale for the year ended December 31, 2015 were $6,352.7 million compared to $4,145.9 million for the year ended December 31, 2014 and $4,023.3 million for the year ended December 31, 2013. Net realized and unrealized gains decreased in the year ended December 31, 2015 compared to 2014 and 2013. The decrease in net realized and unrealized gains in 2015 compared to 2014 and 2013 resulted from net unrealized losses on trading securities included in the current period as a result of credit spread widening. Net realized and unrealized gains on investment sales in 2015 increased due to increased gross and net losses recognized on the sales of fixed income securities to reposition the portfolio subsequent to the Company's acquisition of Montpelier.
Realized investment gains and losses, intangible asset impairment loss, net unrealized losses and the change in the fair value of investment-related derivative financial instruments for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$65,881	$35,921	$40,018
Gross realized losses on investment sales	(28,636)	(16,515)	(25,521)
Net unrealized losses on trading securities	(24,257)	—	—
Intangible asset impairment loss	—	(5,450)	—
Change in fair value of derivative financial instruments	(328)	327	667
Net realized and unrealized gains	$12,660	$14,283	$15,164
Net Foreign Exchange Losses
During 2015, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, which resulted in net foreign exchange losses of $27.0 million compared to losses of $3.8 million for 2014 and $14.2 million for 2013. The loss recorded in 2015 resulted from a decrease in the value of net asset positions in key foreign currencies as the U.S. dollar strengthened generally during the year. Additionally, sales of invested assets yielded realized foreign exchange losses recognized in net income that had previously been recognized as unrealized foreign exchange losses in other comprehensive (loss) income. In 2014, the net foreign exchange loss resulted from offsetting exposures across the Company as the U.S. dollar weakened generally in the first half of the year before strengthening against the major currencies in the second half. In 2013, the net foreign exchange loss resulted from the U.S. dollar strengthening in particular against the Japanese Yen and Australian dollar, which caused the Company's net asset positions in those currencies to be revalued lower.

Net Losses and Loss Expenses
The Company's reported net losses and loss expenses are significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. The following table shows the net losses after adjustment for reinstatement premiums and other loss sensitive accruals recorded by the Company in connection with catastrophes for the years ended December 31, 2015, 2014 and 2013.

2015
Event Date	Event	Net Loss
(U.S. dollars in millions)
February 2015	Winter storm in the United States	$12.5
April 2015	Windstorm in the United States	6.6
May 2015	Windstorm in the United States	5.8
August 2015	Tianjin explosions	13.2
August 2015	Unipetrol fire	8.8
		$46.9

2014
Event Date	Event	Net Loss
(U.S. dollars in millions)
February 2014	Windstorm in Japan	$6.4
April 2014	Windstorms in the United States	6.6
May 2014	Windstorms in the United States	2.9
June 2014	Windstorms in the United States	5.5
June 2014	Windstorm Ela in Europe	19.8
November 2014	Windstorm in Australia	6.3
	Other loss events in 2014	3.6
		$51.1

2013
Event Date	Event	Net Loss
(U.S. dollars in millions)
June 2013	Floods in Canada	$6.6
June 2013	Floods in Europe	12.3
May 2013	Windstorms in the United States	8.2
July 2013	Hailstorms in Germany	29.6
October & December 2013	Windstorms in Europe	15.5
		$72.2
For 2015, catastrophe related losses added 2.3 percentage points to the Company's net loss ratio after adjustment for reinstatement premiums and other loss sensitive accruals compared to 2.9 percentage points in 2014 and 3.9 percentage points in 2013. The Company's net loss ratio improved in 2015 compared to 2014 and 2013 due to a decrease in catastrophe losses, increased favorable prior year loss reserve development and the strategic re-underwriting and re-balancing of the Company's underwriting portfolios, driven in part by increased purchases of reinsurance protection and the impact of underwriting teams added during the past two years.
During 2015, 2014 and 2013, the Company's previously estimated ultimate losses for prior accident years were reduced by $243.5 million, $233.8 million and $222.4 million, respectively, as the loss emergence related to prior accident years was lower than expected. The overall net reduction in the Company's estimated losses for prior accident years experienced in 2015 emerged across all lines of the Company's Insurance and Reinsurance segments. Favorable prior year loss reserve development in 2015 was higher than in 2014 in the Insurance segment due to lower than expected reported losses in the property, marine/energy and aviation line of business. Favorable prior year loss reserve development in 2015 was higher than in 2014 in the Reinsurance segment primarily due to lower than expected reported losses in the casualty and professional lines of business.
The Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims are the only valid means for estimating ultimate obligations. Ultimate losses and loss expenses may differ materially from the amounts recorded in the Company's consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. As a result of the incorporation of the Company's own loss reporting patterns and loss history related to its short tail business, including catastrophe reinsurance and property insurance and reinsurance business lines, the Company would expect its prior year loss reserve development and adjustments for short tail business to be less than recorded in prior years. Reserve adjustments, if any, are recorded in earnings in the period in which they are determined. The overall loss reserves were established by the Company's actuaries and reflect management's best estimate of ultimate losses. See "Reserve for Losses and Loss Expenses" below for further discussion.
Acquisition Expenses
The Company's acquisition expense ratio in 2015 was higher than 2014 and 2013. The increase from 2013 and 2014 to 2015 was primarily due to the decrease in net premiums earned in the agriculture line of business in the Insurance segment, which incurs lower than average acquisition expenses, and the increase in premiums earned in other lines of business, including the specialty and professional lines of business in the Reinsurance segment, which incur a higher than average net acquisition expense rate. This increase was partially offset by the addition of $225.9 million of earned premiums from the Company's acquisition of Montpelier, which had no associated acquisition costs as these were written off upon the closing of the acquisition in accordance with applicable accounting guidance.
General and Administrative Expenses and Corporate Expenses
The Company's general and administrative expense ratio for 2015 was higher than that of 2014 and 2013. The increase in the Company's general and administrative expense ratio for 2015 compared to 2014 and 2013 was primarily due to $76.6 million of acquisition and integration costs associated with the Company's acquisition of Montpelier compared to $15.5 million of costs incurred in the Company's proposed acquisition of Aspen Insurance Holdings Limited ("Aspen") in 2014, which are included in corporate expenses and no similar costs in 2013. This increase was partially offset by increased ceding commission reimbursements as a result of additional purchases of reinsurance during 2015. At December 31, 2015, the Company had a total of 1,154 employees as compared to 997 employees at December 31, 2014 and 920 employees at December 31, 2013.
Amortization of Intangibles
The Company's expenses related to the amortization of intangibles increased $24.1 million in 2015 compared to 2014 as a result of finite lived intangibles acquired as part of the acquisition of Montpelier. The Company estimates additional amortization expenses will be incurred related to Montpelier of $79.2 million, $58.1 million, $31.8 million for the years ended 2016, 2017 and 2018 with $99.8 million to be recognized thereafter.
Income Tax Expense
The Company incurred a tax expense for the year ended December 31, 2015 of $4.4 million compared to a tax expense of $0.4 million and $5.9 million for the years ended December 31, 2014 and 2013. The tax expense in 2015 resulted from income recorded at the Company's United States taxable jurisdictions.
Net Income
The Company generated net income of $355.1 million in 2015 compared to net income of $348.5 million in 2014 and $311.9 million in 2013. The increase in 2015 net income compared to 2014 and 2013 was primarily due to an increase in net premiums earned and a reduction in losses incurred, partially offset by increased corporate expenses associated with the Company's acquisition of Montpelier, increased acquisition expenses and general and administrative expenses, increased foreign exchange losses, lower net investment income and higher amortization expenses.
Net Income Attributable to Non-controlling Interests
The Company's net income attributable to non-controlling interest was $11.0 million 2015 compared to nil in 2014 and 2013. As part of the acquisition of Montpelier, the Company acquired ownership of BCRH common shares and BCGR's ordinary shares. At December 31, 2015, Endurance Holdings and Endurance Bermuda together owned 33.3% of BCRH's common shares and Endurance Bermuda owned 25.1% of BCGR's ordinary shares. Net income attributable to non-controlling interests relates to the share of the Company's net income attributable to the BCRH common shares and BCGR ordinary shares that are not owned by the Company.
Underwriting Results by Business Segment
The determination of the Company's business segments is based on the manner in which management monitors the performance of the Company’s underwriting operations. As a result, we report two business segments – Insurance and Reinsurance.

One of the key measures used by management in assessing the Company's underwriting performance is the combined ratio, which is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned. The Company's historic combined ratios may not be indicative of future underwriting performance. When purchased within a single line of business, ceded reinsurance and recoveries are accounted for within that line of business. When purchased across multiple lines of business, ceded reinsurance and recoveries are allocated to the lines of business in proportion to the related risks assumed. The Company does not manage its assets by business segment; accordingly, investment income and total assets are not allocated to the individual business segments. General and administrative expenses incurred by business segments are allocated directly. Remaining general and administrative expenses not directly incurred by the segments are classified as corporate expenses and are not allocated to the individual business segments. Ceded reinsurance and recoveries are recorded within the segment to which they apply.
Insurance
The following table summarizes the underwriting results and associated ratios for the Company's Insurance segment for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$2,085,901	$1,716,128	$1,475,429
Ceded premiums written	(1,205,528)	(855,722)	(542,919)
Net premiums written	880,373	860,406	932,510
Net premiums earned	824,552	833,912	946,474
Expenses
Net losses and loss expenses	503,561	594,561	774,425
Acquisition expenses	80,252	65,368	64,778
General and administrative expenses	140,012	148,475	136,588
	723,825	808,404	975,791
Underwriting income (loss)	$100,727	$25,508	$(29,317)

Ratios
Net loss ratio	61.1%	71.4%	81.8%
Acquisition expense ratio	9.7%	7.8%	6.8%
General and administrative expense ratio	17.0%	17.7%	14.5%
Combined ratio	87.8%	96.9%	103.1%
Premiums. Gross premiums written in 2015 increased $369.8 million, or 21.5%, compared to 2014 and increased $610.5 million, or 41.4% compared to 2013. Net premiums written in the Insurance segment increased in 2015 by 2.3% compared to 2014 and decreased 5.6% compared to 2013. Gross and net premiums written for each line of business in the Insurance segment for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015		2014		2013
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Agriculture	$840,445	$267,890	$866,025	$459,149	$954,389	$570,738
Casualty and other specialty	514,203	248,554	396,113	195,927	303,803	218,298
Professional lines	344,482	156,918	263,538	93,640	148,537	95,101
Property, marine/energy and aviation	386,771	207,011	190,452	111,690	68,700	48,373
Total	$2,085,901	$880,373	$1,716,128	$860,406	$1,475,429	$932,510
The increase in the Insurance business segment gross premiums written in 2015 compared to 2014 and 2013 was driven by the following factors:

•
An increase in gross premiums written in the property, marine/energy and aviation line of business, due primarily to business generated by new underwriting teams added over the last twelve months in the U.S. and the U.K., including new business resulting from the acquisition of Montpelier;

•
An increase in gross premiums written in the casualty and other specialty and professional lines of business, including excess casualty and various professional liability coverages, due to the expansion of the Company's Insurance underwriting personnel over the past twenty four months, as well as new business resulting from the acquisition of Montpelier; and

•	A decrease in gross premiums written in the agriculture line of business due to lower commodity prices, partially offset by policy count growth and increased demand for insurance from clients.
Net premiums written in the Insurance segment increased compared to 2014 as a result of increased gross premiums written by the Company during 2015 and decreased compared to 2013 as a result of increased ceded premiums reflected in 2015. Net premium growth was partially offset by an increase in ceded premiums written across all lines of business primarily due to a whole account quota share treaty providing protection for all of the Insurance segment's book of business for 2014, which was increased during 2015. In addition, the Company purchased additional quota share, facultative and excess of loss reinsurance across most lines of business in the Insurance segment, as well as increased quota share coverage on the agriculture line of business.
Net premiums earned by the Company in 2015 in the Insurance segment decreased compared to net premiums earned in 2014 and 2013 primarily due to increased ceded premiums across the segment, partially offset by growth in gross premiums written.
Net Losses and Loss Expenses. The decrease in the net loss ratio in the Company's Insurance segment for the year ended December 31, 2015 compared to 2014 and 2013 resulted primarily from a lower current accident year loss ratio and increased levels of favorable loss reserve development. The current accident year loss ratio improved for 2015 versus 2014 due primarily to lower losses incurred in the agriculture line of business. Prior year loss reserves were reduced in 2015 by $82.0 million as compared to reductions of $80.6 million and $33.9 million for the years ended December 31, 2014 and 2013. The Company's Insurance segment experienced net reductions in the Company's estimated losses for prior accident years in 2015 as claims have not materialized as originally estimated by the Company, primarily in the property, marine/energy and aviation line of business.
Acquisition Expenses. The Company's acquisition expense ratio in the Insurance segment for the year ended December 31, 2015 increased compared to 2014 and 2013. The increase in acquisition expense ratio was primarily due to the decrease in net earned premiums in the agriculture line of business, which incurs a lower than average net acquisition expense rate.
General and Administrative Expenses. The Company's general and administrative expense ratio in the Insurance segment for 2015 decreased compared to 2014 and increased compared to 2013. The decrease in 2015 compared to 2014 was due to increased ceding commission reimbursements received as a result of additional purchases of reinsurance during the current year. This benefit was partially offset by an increase in personnel costs associated with the addition of new underwriting teams over the past year. The increase in 2015 compared to 2013 was due to an increase in personnel costs associated with the addition of new underwriting teams over the past two years, partially offset by increased ceding commission reimbursements received as a result of additional purchases of reinsurance during 2015.

Reinsurance
The following table summarizes the underwriting results and associated ratios for the Company's Reinsurance segment for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$1,234,960	$1,177,948	$1,189,815
Ceded premiums written	(164,863)	(104,148)	(73,392)
Net premiums written	1,070,097	1,073,800	1,116,423
Net premiums earned	1,153,901	1,030,066	1,070,010
Other underwriting loss	(3,694)	(5,786)	(2,046)
	1,150,207	1,024,280	1,067,964
Expenses
Net losses and loss expenses	413,547	375,601	445,259
Acquisition expenses	267,633	254,145	239,652
General and administrative expenses	119,779	98,912	100,285
	800,959	728,658	785,196
Underwriting income	$349,248	$295,622	$282,768

Ratios
Net loss ratio	35.8%	36.4%	41.6%
Acquisition expense ratio	23.2%	24.7%	22.4%
General and administrative expense ratio	10.4%	9.6%	9.4%
Combined ratio	69.4%	70.7%	73.4%
Premiums. Gross premiums written in 2015 increased $57.0 million, or 4.8%, compared to 2014 and increased $45.1 million, or 3.8% compared to 2013. Net premiums written in the Reinsurance segment decreased in 2015 by 0.3% over 2014 and 4.1% over 2013, respectively. Gross and net premiums written for each line of business in the Reinsurance segment for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015		2014		2013
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Catastrophe	$311,914	$194,662	$343,213	$252,973	$355,751	$294,260
Property	209,392	205,999	287,326	287,235	297,806	292,872
Casualty	176,506	176,487	159,533	157,947	241,358	239,525
Professional lines	248,610	248,610	174,656	174,656	163,594	163,594
Specialty	288,538	244,339	213,220	200,989	131,306	126,172
Total	$1,234,960	$1,070,097	$1,177,948	$1,073,800	$1,189,815	$1,116,423
The change in the Reinsurance business segment gross premiums written during 2015 compared to 2014 and 2013 was driven by the following factors:

•
An increase in gross premiums written in the specialty line of business primarily due to growth in international marine and international agriculture business written by new underwriting teams, partially offset by non-renewals due to increased ceding company retentions;

•	An increase in gross premiums written in the professional line of business, due primarily to new business and increased renewals generated by underwriting teams that joined the Company in late 2013;

•
An increase in gross premiums written in the casualty line of business compared to 2014 due to new business written and increased premiums on renewal business, partially offset by non-renewal of policies that no longer met profitability targets; and

•
A decline in gross premiums written in the catastrophe and property lines of business due to targeted non-renewals and line size reductions of policies that no longer met profitability targets, increased ceding company retentions and rate declines, partially offset by new business.

Ceded premiums written increased in 2015 compared to 2014 and 2013 as the Company purchased increased levels of protection, including additional proportional and excess of loss retrocessional coverage within the catastrophe line of business, and additional proportional coverage on the specialty line of business.
Net premiums earned by the Company in the Reinsurance segment increased in 2015 compared to 2014 and 2013 primarily due to $141.1 million of reinsurance premiums earned resulting from the Company's acquisition of Montpelier, partially offset by the overall increase in ceded premiums written during 2015.
Net Losses and Loss Expenses. The net loss ratio in the Company's Reinsurance segment for 2015 decreased compared to 2014 and 2013 as a result of lower levels of catastrophe losses in 2015, increased favorable prior year reserve development and a decline in the current accident year loss ratio in the specialty line of business. The following table shows the net losses after adjustment for reinstatement premiums and other loss sensitive accruals recorded by the Company in connection with catastrophes in the Reinsurance segment for the years ended December 31, 2015, 2014 and 2013.

2015
Event Date	Event	Net Loss
(U.S. dollars in millions)
February 2015	Winter storm in the United States	$8.1
April 2015	Windstorm in the United States	6.5
May 2015	Windstorm in the United States	4.7
August 2015	Tianjin explosions	10.7
August 2015	Unipetrol fire	3.5
		$33.5

2014
Event Date	Event	Net Loss
(U.S. dollars in millions)
February 2014	Windstorm in Japan	$6.4
April 2014	Windstorms in the United States	6.6
May 2014	Windstorms in the United States	2.9
June 2014	Windstorms in the United States	5.5
June 2014	Windstorm Ela in Europe	19.8
November 2014	Windstorm in Australia	6.3
	Other loss events in 2014	3.6
		$51.1

2013
Event Date	Event	Net Loss
(U.S. dollars in millions)
June 2013	Floods in Canada	$6.6
June 2013	Floods in Europe	12.3
May 2013	Windstorms in the United States	8.2
July 2013	Hailstorms in Germany	29.6
October & December 2013	Windstorms in Europe	15.5
		$72.2
In 2015, catastrophe related losses added 3.0 percentage points to the Reinsurance segment's net loss ratio after adjustment for reinstatement premiums and other loss sensitive accruals compared to 5.1 percentage points in 2014 and 7.4 percentage points in 2013.
In 2015, the current accident year loss ratio decreased as compared to 2014 and 2013 as a result of the strategic re-underwriting and re-balancing of the Company's underwriting portfolios, driven in part by the impact of underwriting teams added during the past two years.

The Company experienced higher favorable prior year loss reserve development in its Reinsurance segment in 2015 compared to 2014 and lower levels of favorable development compared to 2013. During 2015, 2014 and 2013, the Company's previously estimated ultimate losses for the Reinsurance segment for prior accident years were reduced by $161.5 million, $153.2 million and $188.5 million, respectively. The 2015 favorable prior year loss reserve development emerged across all lines of business in the Reinsurance segment. Favorable prior year loss reserve development resulted as claims have not materialized as originally estimated by the Company. During 2015, the favorable loss reserve development emanated from all lines of business in the Reinsurance segment.
Acquisition Expenses. The Company's acquisition expense ratio in the Reinsurance segment for the year ended December 31, 2015 was lower than in 2014 and higher than 2013. The decrease in the Company's acquisition expense ratio in the Reinsurance segment for the year ended December 31, 2015 compared to 2014 was primarily due to the addition of earned premiums from the Company's acquisition of Montpelier, which had no associated acquisition costs as these were written off on purchase. The increase in the acquisition expense ratio in 2015 compared to 2013 was primarily due to the increase in premiums earned in the specialty and professional lines of business, which incur a higher than average net acquisition expense rate.
General and Administrative Expenses. The general and administrative expense ratio in the Reinsurance segment increased for the year ended December 31, 2015 compared to 2014 and 2013. The increase in the ratio for 2015 compared to 2014 and 2013 was primarily due to an increase in personnel costs associated with the addition of new underwriting teams.
Investment Portfolio
The Company's investment portfolio was valued at $8.9 billion as of December 31, 2015 compared to $6.6 billion as of December 31, 2014. The Company's investment portfolio contains cash and cash equivalents, fixed maturity investments, short-term investments, equity securities and other investments, comprised of alternative funds and specialty funds. Alternative funds include investments in hedge funds, private investment funds and other investment funds that generally invest in senior secured bank debt, high yield credit securities, distressed debt, macro strategies, multi-strategy, equity long/short strategies, distressed real estate, and energy sector private equity. Specialty funds currently include high yield loan funds.
The following tables set forth the types of securities and fair values of the Company's fixed maturity investments, short-term investments and equity securities as of December 31, 2015 and 2014:

December 31, 2015	Fair Value
(U.S. dollars in thousands)
Fixed maturity investments
U.S. government and agencies securities	$818,468
U.S. state and municipal securities	22,406
Foreign government securities	160,976
Government guaranteed corporate securities	57,753
Corporate securities	1,849,934
Residential mortgage-backed securities	1,311,373
Commercial mortgage-backed securities	812,886
Collateralized loan and debt obligations(1)	405,128
Asset-backed securities	507,255
Total fixed maturity investments	$5,946,179
Short-term investments	419,796
Total fixed income investments	$6,365,975
Equity securities
Equity investments	$393,829
Emerging market debt funds	56,421
Convertible funds	46,185
Preferred equity investments	17,623
Short-term fixed income fund	14,756
Total equity securities	$528,814

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $49.8 million.

December 31, 2014	Fair Value
(U.S. dollars in thousands)
Fixed maturity securities
U.S. government and agencies securities	$587,411
U.S. state and municipal securities	39,413
Foreign government securities	240,536
Government guaranteed corporate securities	48,102
Corporate securities	1,361,462
Residential mortgage-backed securities	1,175,006
Commercial mortgage-backed securities	979,419
Collateralized loan and debt obligations(1)	248,011
Asset-backed securities	413,221
Total fixed maturity investments	$5,092,581
Short-term investments	9,014
Total fixed income investments	$5,101,595
Equity securities
Equity investments	$202,535
Emerging market debt funds	60,150
Convertible funds	46,111
Preferred equity investments	15,836
Short-term fixed income fund	6,736
Total equity securities	$331,368

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $15.2 million.
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
Corporate Securities. Corporate securities are comprised of bonds issued by corporations, primarily rated Baa3/BBB- or higher and are diversified across a wide range of issuers and industries. Corporate securities also include high yield securities comprised of bonds issued by corporations rated below BBB-. The principal risk of corporate securities is the potential loss of income and potential realized and unrealized principal losses due to insolvencies or deteriorating credit. The largest corporate security in the Company's portfolio represented approximately 1% of our fixed income investments at December 31, 2015.
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
Commercial Mortgage-Backed Securities. The Company's commercial mortgage-backed securities ("CMBS") portfolio is diversified both geographically and by the types of underlying properties. The portfolio is primarily collateralized by office, retail and other commercial properties. The Company has limited exposure to lodging and industrial properties. The majority of commercial mortgage-backed securities in the Company's portfolio are non-agency backed securities and are in the super senior tranche which typically have greater than 30% credit support. The principal risks inherent in holding agency commercial mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash flows are received. Non-agency CMBS also have credit risk should losses on the underlying collateral exceed the credit protection provided.

Collateralized Loan and Debt Obligations. Collateralized loan and debt obligations are diversified by both type of collateral and issuer. Our collateralized loan obligations are backed by floating-rate corporate bank loans of various vintages and sectors. The majority of our collateralized loan obligations are rated AAA and AA, in very senior parts of the capital structure. Our collateralized debt obligations are primarily backed by corporate bonds. The principal risks of holding both collateralized loan and debt obligations are structural and credit risks. Structural risks include the security's priority in the issuer's capital structure, and the adequacy of and ability to realize proceeds from the underlying collateral. Credit risks include performance of the underlying bank loans or corporate bonds, which act as collateral for these securities.
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
Short-term Investments
Short-term investments are investments that mature within no more than one year or no less than 90 days at the time of purchase. The Company's short-term investments generally consist of U.S. government and agencies securities.
Equity Securities
Equity securities in the Company's investment portfolio consist of publicly traded common stocks, preferred stocks, and mutual funds. The Company's equity exposure is diversified across both dividend growth oriented strategies and a global mix of index strategies. A portion of our equity securities are comprised of shares of institutional mutual funds which are invested in emerging market debt, convertible bonds and other targeted strategies.
Investment Ratings
The investment ratings (provided by major rating agencies) for the fixed income investments held as of December 31, 2015 and 2014 and the percentage of our fixed income investments they represented at such date were as follows:

	December 31, 2015		December 31, 2014
Ratings(1)	Fair Value	Percentage	Fair Value	Percentage
	(U.S. dollars in thousands)
U.S. government and agencies securities	$818,468	12.9%	$587,411	11.5%
AAA / Aaa	1,204,763	18.9%	1,206,252	23.6%
AA / Aa(2)	2,237,707	35.1%	1,717,343	33.7%
A / A	1,094,590	17.2%	1,045,301	20.5%
BBB	703,817	11.1%	427,018	8.4%
Below BBB	268,030	4.2%	96,244	1.9%
Not rated	38,600	0.6%	22,026	0.4%
Total	$6,365,975	100.0%	$5,101,595	100.0%

(1)
The credit rating for each security reflected above was determined based on the rating assigned to the individual security by Standard & Poor's Financial Services LLC ("S&P"). If a rating is not supplied by S&P, the equivalent rating supplied by Moody's Investors Service, Inc. ("Moody's"), Fitch Ratings, Inc., or DBRS, Inc. is used.

(2)	Includes agency mortgage-backed securities of $1,335.7 million and $1,133.1 million at December 31, 2015 and 2014, respectively.

The contractual maturity distribution for our fixed maturity portfolio held as of December 31, 2015 and 2014 was as follows:

	December 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(U.S. dollars in thousands)
Due within one year	$622,070	$622,248	$126,921	$127,821
Due after one year through five years	2,005,456	1,995,502	1,627,154	1,632,259
Due after five years through ten years	683,147	676,932	474,959	479,138
Due after ten years	33,168	34,651	43,314	46,720
Residential mortgage-backed securities	1,301,083	1,311,373	1,149,536	1,175,006
Commercial mortgage-backed securities	817,570	812,886	960,598	979,419
Collateralized loan and debt obligations	419,795	405,128	247,510	248,011
Asset-backed securities	510,540	507,255	411,529	413,221
Total	$6,392,829	$6,365,975	$5,041,521	$5,101,595
Other Investments
The Company's other investments are comprised of (i) hedge funds, private investment funds and other investment funds that generally invest in senior secured bank debt, high yield credit securities, distressed debt, macro strategies, multi-strategy, equity long/short strategies, distressed real estate, and energy sector private equity ("alternative funds") and (ii) high yield loan and convertible debt funds ("specialty funds") are recorded on the Company's balance sheet as "other investments." As of December 31, 2015, the Company's Board of Directors had approved investments in alternative funds at the time of commitment of capital of up to 25% of total shareholders' equity. Using this measure, as of December 31, 2015, alternative funds represented 18% of the Company's shareholders’ equity. This restriction does not apply to investments in specialty funds that are typically long only structures. As of December 31, 2015, the Company's other investments totaled $872.6 million and represented 9.8% of the Company's investment portfolio. As of December 31, 2015, the Company had invested, net of capital returned, a total of $737.1 million in alternative funds and specialty funds. As of December 31, 2015, the market value of alternative funds represented $809.1 million or approximately 92.7% of other investments, and specialty funds represented $63.5 million or approximately 7.3% of other investments.
Other investments are accounted for under the equity method of accounting. Adjustments to the carrying value of these investments are made based upon the net valuation criteria established by the managers of the other investments, which in turn are established based upon the valuation criteria in the governing documents of the other investments. Such valuations may differ significantly from the values that would have been used had liquid markets existed for the shares or partnership interests of the other investments. Due to a delay in the valuations reported by certain of the fund managers, valuations of certain alternative funds and specialty funds are estimated based on the most recently available information, including period end valuation statements, period end estimates, or, in some cases, prior month or quarter valuation statements. Many of the other investments are subject to restrictions on redemptions and sale that limit our ability to liquidate these investments in the short-term. Interest income, income distributions and realized and unrealized gains and losses on other investments included in net investment income were losses of $13.6 million for the year ended 2015, and gains of $19.6 million and $64.3 million for the years ended 2014 and 2013, respectively.
Investment Portfolio Management
We have engaged outside investment managers to provide us with investment advisory and management services. Investment management fees, which vary depending on the amount of assets under management and the type of assignment, are offset against net investment income. Agreements with our investment managers may be terminated by either party upon written notice.

Our investment returns for the years ended December 31, 2015, 2014 and 2013 were as follows:

Investment Returns	2015	2014	2013
	(U.S. dollars in thousands)
Net investment (loss) income from other investments	$(13,553)	$19,609	$64,321
Net investment income from fixed income investments, equity securities and cash and cash equivalents (net of investment expenses)	127,379	111,934	101,895
Net investment income included in net income	113,826	131,543	166,216
Net realized and unrealized investment gains included in net income	12,660	19,733	15,164
Net impairment losses recognized in earnings	(3,715)	(625)	(1,616)
Net (decrease) increase in unrealized (loss) gain included in other comprehensive (loss) income, before deferred tax offsets	(104,628)	44,271	(106,394)
Total net investment return	$18,143	$194,922	$73,370
During 2015, 2014 and 2013, the Company identified available for sale securities that were considered to be other-than-temporarily impaired. In identifying such securities, the Company initially considered whether it intended to sell or would be more likely than not required to sell the securities in an unrealized loss position at the end of the applicable period. To the extent that the Company did not identify securities meeting these criteria, the Company then performed various analyses and reviews to determine whether the investments in an unrealized loss position were other-than-temporarily impaired as a result of credit factors or non-credit related factors. As such, the Company recognized in earnings total other than temporary impairments of $3.7 million (2014 - $0.6 million; 2013 - $1.6 million) primarily as a result of the Company's intent to sell certain securities as of December 31, 2015.
Sovereign Debt Exposure
The Company's diversified portfolio of investments includes exposures to the debt of various European countries. The Company continuously monitors its exposures through review of its portfolio and has established investment guidelines that restrict the amount of investment exposure to any one issuer or country depending on specific ratings of such issuer or country as stated by credit rating agencies. The Company's aggregate direct exposure to the indebtedness and equity securities of those countries whose currency is the Euro or whose sovereign debt rating is below AAA (except the U.S.) was $820.1 million at December 31, 2015 (2014 - $606.8 million).

The following table shows the fair value of the Company's investments exposed to all countries whose currency is the Euro or whose sovereign debt rating is below AAA (except the U.S.) by any of the recognized rating agencies at December 31, 2015. The amortized cost basis of these investments was not significantly different from their fair value at December 31, 2015. The Company determined the underlying exposure of the investment by reference to the risk country or parent risk country as published by a third party pricing service.

	Sovereign Exposure		Non-Sovereign Exposure
			Corporate securities
Country	Foreign Government Securities	Government Guaranteed Corporate Securities	Financial	Non-Financial	Structured Securities(1)	Equity Securities	Short-term Investments	Gross Exposure
	(U.S. dollars in thousands)
Austria	$—	$4,721	$—	$—	$—	$—	$—	$4,721
Belgium	1,451	—	682	19,190	—	—	—	21,323
Bermuda	—	—	2,487	—	—	45	—	2,532
Brazil	2,709	—	881	37	—	—	—	3,627
Chile	—	—	3,160	—	—	—	—	3,160
Finland	3,241	—	—	—	—	—	—	3,241
France	17,127	7,662	27,903	9,511	—	15,320	—	77,523
Germany	31,812	35,192	34,108	120,120	22,677	14,334	16,259	274,502
Greece	—	—	—	—	—	8	—	8
Hong Kong	—	—	—	1,148	—	990	—	2,138
Ireland	—	—	—	—	4,924	—	—	4,924
Italy	—	—	2,301	1,781	—	—	—	4,082
Japan	—	—	22,887	3,670	—	655	—	27,212
Republic of Korea	7,310	—	—	4,471	—	709	—	12,490
Luxembourg	—	—	—	4,338	—	—	—	4,338
Mexico	76	—	—	4,471	—	—	—	4,547
Netherlands	18,449	—	37,825	17,625	2,313	12,451	—	88,663
Qatar	2,210	—	—	—	—	—	—	2,210
Russia	6,506	—	—	3,094	—	—	—	9,600
Slovenia	203	—	—	—	—	—	—	203
Spain	563	—	4,320	4,444	422	5,529	—	15,278
European Supranational(2)	16,330	2,899	—	2,155	—	—	—	21,384
United Arab Emirates	855	—	—	—	—	—	—	855
United Kingdom	35,548	4,425	50,526	73,677	21,662	13,794	31,896	231,528
Total	$144,390	$54,899	$187,080	$269,732	$51,998	$63,835	$48,155	$820,089

(1)	Structured securities includes residential non-agency mortgage-backed securities, commercial non-agency mortgage-backed securities, and asset-backed securities.

(2)
European Supranational securities are issued by entities formed by two or more central governments to promote economic development for the member countries, such as the World Bank, the European Bank for Reconstruction and Development and the European Investment Bank.

The following table shows the fair value as of December 31, 2015 based on the ratings of the securities held by country of risk in those countries whose currency is the Euro or whose sovereign debt rating is below AAA (except the U.S.) by any of the recognized rating agencies at December 31, 2015:

Country	AAA	AA	A	BBB	Below BBB	NR and Equity Securities	Total
	(U.S. dollars in thousands)
Austria	$—	$4,721	$—	$—	$—	$—	$4,721
Belgium	—	1,451	17,956	1,916	—	—	21,323
Bermuda	—	—	—	—	2,487	45	2,532
Brazil	—	—	—	—	3,590	37	3,627
Chile	—	—	3,160	—	—	—	3,160
Finland	—	3,241	—	—	—	—	3,241
France	133	26,286	32,594	2,926	891	14,693	77,523
Germany	72,201	20,051	30,063	33,673	87,265	31,249	274,502
Greece	—	—	—	—	—	8	8
Hong Kong	—	—	907	—	241	990	2,138
Ireland	2,037	—	2,887	—	—	—	4,924
Italy	—	—	—	4,082	—	—	4,082
Japan	—	—	26,557	—	—	655	27,212
Republic of Korea	—	7,310	4,471	—	—	709	12,490
Luxembourg	—	—	—	2,950	1,388	—	4,338
Mexico	—	—	4,457	76	—	14	4,547
Netherlands	26,788	8,588	35,730	8,720	1,298	7,539	88,663
Qatar	—	—	2,210	—	—	—	2,210
Russia	—	—	—	—	9,600	—	9,600
Slovenia	—	—	203	—	—	—	203
Spain	—	—	1,340	8,409	—	5,529	15,278
European Supranational	17,289	4,095	—	—	—	—	21,384
United Arab Emirates	—	855	—	—	—	—	855
United Kingdom	87,592	18,762	82,539	29,801	5,162	7,672	231,528
Total	$206,040	$95,360	$245,074	$92,553	$111,922	$69,140	$820,089
In addition to the direct exposures above, the Company has indirect exposure to sovereign and non-sovereign investments held within certain alternative funds in its other investments.
Liquidity and Capital Resources
Endurance Holdings is a holding company that does not have any significant operations or assets other than its ownership of the shares of its direct and indirect subsidiaries. Endurance Holdings relies primarily on dividends and other permitted distributions from its subsidiaries to pay its operating expenses, interest on debt and dividends, if any, on its ordinary shares, its 7.5% Non-Cumulative Preferred Shares, Series B ("Series B Preferred Shares") and its 6.35% Non-Cumulative Preferred Shares, Series C ("Series C Preferred Shares"). There are restrictions on the payment of dividends by the Company's operating subsidiaries to Endurance Holdings, which are described in more detail below.
Ability of Subsidiaries to Pay Dividends. The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of December 31, 2015, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $1,034.4 million without prior regulatory approval based upon the Bermuda insurance and corporate regulations. In 2011, Endurance Holdings loaned Endurance Bermuda $200.0 million, which remains outstanding and is callable on demand.

Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and Endurance Risk Solutions are subject to regulation by the State of Delaware Department of Insurance and American Agri-Business is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders' surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2015, Endurance U.S. Reinsurance, Endurance American, Endurance Risk Solutions, and Endurance American Specialty did not have earned surplus; therefore, these companies are precluded from declaring or distributing dividends during 2016 without the prior approval of the applicable insurance regulator. At December 31, 2015, American Agri-Business (with notice to the Texas Department of Insurance) could pay dividends of $3.5 million without prior regulatory approval from the applicable regulators. In addition, any dividends paid by Endurance American, Endurance American Specialty and Endurance Risk Solutions would be subject to the dividend limitation of their respective parent insurance companies.
Under the jurisdiction of the United Kingdom's Prudential Regulatory Authority ("PRA") and the Financial Conduct Authority ("FCA"), Endurance U.K. must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The PRA regulatory requirements impose no explicit restrictions on Endurance U.K.'s ability to pay a dividend, but Endurance U.K. would have to notify the PRA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distributions. At December 31, 2015, Endurance U.K. did not have retained profits available for distributions.
Endurance Corporate Capital Limited, Syndicate 5151 and Endurance at Lloyd's Limited are subject to oversight by the Council of Lloyd's. Endurance at Lloyd's is also subject to regulation by the PRA and the Financial Conduct Authority. Underwriting capacity of a member of Lloyd's must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd's ("FAL"). This amount is determined by Lloyd's and is based on Syndicate 5151's solvency and capital requirement as calculated through its internal model. In addition, if the FAL are not sufficient to cover all losses, the Lloyd's Central Fund provides an additional level of security for policyholders. At December 31, 2015, the FAL requirement set by Lloyd's for Syndicate 5151 was $215.2 million based on its business plan, approved in November 2014. Actual FAL posted for Syndicate 5151 at December 31, 2015 by was $276.8 million. At December 31, 2015, Endurance Corporate Capital Limited did not have assets available for distribution.
Cash and Invested Assets. The Company's aggregate invested assets as of December 31, 2015 totaled $8.9 billion compared to aggregate invested assets of $6.6 billion as of December 31, 2014. The increase in invested assets since December 31, 2014 resulted primarily from the Company's acquisition of Montpelier and net income generated during 2015 and 2014.
At December 31, 2015, the Company's available for sale investments had gross unrealized gains of $40.8 million and gross unrealized losses of $72.6 million compared to gross unrealized gains of $107.4 million and gross unrealized losses of $19.9 million at December 31, 2014. The increase in gross unrealized losses on the Company's available for sale investments at December 31, 2015 compared to December 31, 2014 was primarily due to widening of credit spreads and broad equity market declines during the year, rather than any actual credit losses on these securities. At December 31, 2015, the Company had the intent to sell certain of the fixed maturity investments and equity securities in an unrealized loss position and therefore recognized in earnings total other-than-temporary impairments of $3.7 million for the year (2014 - $0.6 million; 2013 - $1.6 million).
As of December 31, 2015 and 2014, the Company had pledged cash and cash equivalents and fixed maturity investments of $108.9 million and $130.6 million, respectively, in favor of certain ceding companies to collateralize obligations. As of December 31, 2015 and 2014, the Company had also pledged $383.3 million and $240.0 million of its cash and fixed maturity investments to meet collateral obligations for $341.6 million and $209.9 million in secured letters of credit outstanding under its credit facilities, respectively. In addition, at December 31, 2015 and 2014, cash and fixed maturity investments with fair values of $208.3 million and $205.2 million were on deposit with U.S. state regulators, respectively.
During 2015, Endurance Bermuda established a multi-beneficiary reinsurance trust (the "Endurance Reinsurance Trust") domiciled in Delaware. The Endurance Reinsurance Trust was established as a means of providing statutory credit to Endurance Bermuda's U.S. cedants. As of December 31, 2015, the fair value of the assets held in the Endurance Reinsurance Trust exceeded $94.1 million, the minimum value required on that date.
Endurance Bermuda is party to a second multi-beneficiary reinsurance trust (the "Reduced Collateral Trust") domiciled in Delaware. The Reduced Collateral Trust was established as a means of providing statutory credit to Endurance Bermuda's U.S. cedants in connection with a reduction in collateral requirements in certain states. As of December 31, 2015, the fair value of the assets held in the Reduced Collateral Trust exceeded $10.8 million, the minimum value required on that date.

Endurance Bermuda is party to a reinsurance trust (the "MUSIC Trust"). The MUSIC Trust was established as a means of providing statutory credit to Montpelier U.S. Insurance Company ("MUSIC") in support of the business retained in connection with the 2011 sale by Montpelier of MUSIC to Selective Insurance Group, Inc. ("Selective"). As of December 31, 2015, the fair value of the assets held in the MUSIC Trust exceeded $21.3 million, the minimum value required on that date.
Endurance Bermuda is party to a multi-beneficiary Reinsurance Trust originally established by Montpelier Re (the "Montpelier Reinsurance Trust") domiciled in New York. The Montpelier Reinsurance Trust was established as a means of providing statutory credit to Montpelier Re’s U.S. cedants. Endurance Bermuda is also party to a multi-beneficiary reinsurance trust originally established by Montpelier Re (the "FL Trust") in connection with a reduction in its Florida collateral requirements. With the consent of the New York Department of Financial Services, all assets in excess of the statutory minimum required amounts in the Montpelier Reinsurance Trust and the FL Trust were transferred to the Endurance Reinsurance Trust upon the merger of Montpelier Reinsurance Ltd. with and into Endurance Bermuda, with Endurance Bermuda as the surviving entity, on December 29, 2015.
As of December 31, 2015, the fair value of assets held in the Montpelier Reinsurance Trust was $20.0 million and the fair value of assets held in the FL Trust was $10.0 million, both of which exceeded the minimum values required on that date.
Cash Flows

	2015	2014	2013
	(U.S. dollars in thousands)
Net cash provided by operating activities	$245,457	$266,261	$157,924
Net cash provided by (used in) investing activities	486,793	(236,881)	(347,777)
Net cash used in financing activities	(274,774)	(99,738)	(74,422)
Effect of exchange rate changes on cash and cash equivalents	(25,198)	(30,021)	(13,893)
Net increase (decrease) in cash and cash equivalents	432,278	(100,379)	(278,168)
Cash and cash equivalents, beginning of year	745,472	845,851	1,124,019
Cash and cash equivalents, end of year	$1,177,750	$745,472	$845,851
The Company's cash and cash equivalents increased by $432.3 million to $1,177.8 million at December 31, 2015, compared to $745.5 million at December 31, 2014, and increased by $331.9 million compared to $845.9 million at December 31, 2013.
Cash flows provided by operating activities. Cash flows provided by operating activities for the year ended December 31, 2015 were $245.5 million compared to $266.3 million for the year ended December 31, 2014 and $157.9 million for the year ended December 31, 2013. The decrease in cash flows provided by operating activities in 2015 compared to 2014 was primarily due to higher net cash outflows on reinsurance and retrocessional purchases and higher general expense payments partially offset by higher cash inflows from premiums written. The increase in cash flows provided by operating activities in 2015 compared to 2013 was primarily due to lower net claims payments.
Cash flows provided by (used in) investing activities. During the year ended December 31, 2015, cash flows provided by investing activities were $486.8 million, compared to cash flows used in investing activities of $236.9 million for 2014 and cash flows used in investing activities of $347.8 million in 2013. The Company actively manages its investment portfolio on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing of investment sales and purchases. The increase in cash flows provided by investing activities in 2015 principally reflected the cash balance assumed in the acquisition of Montpelier. Additionally, cash flows provided by investing activities were higher in 2015 compared to both 2014 and 2013 due to higher net proceeds from sales and purchases of trading and available for sale investments, offset by higher purchases of other investments.
Cash flows used in financing activities. The Company's cash flows used in financing activities for the year ended December 31, 2015 were $274.8 million, compared to $99.7 million and $74.4 million in 2014 and 2013, respectively. The 2015 cash flows used in financing activities increased compared to 2014 and 2013 due to the repayment of our 6.15% Senior Notes and redemption of the Company's 7.75% Non-Cumulative Preferred Shares, Series A, partially offset by the proceeds from issuance of the 6.35% Non-Cumulative Preferred Shares, Series C.
Credit Facilities. On April 19, 2012, the Company and certain designated subsidiaries of the Company entered into a $700.0 million four-year revolving credit facility with JPMorgan Chase Bank, N.A. ("JPMorgan") as administrative agent ("Credit Facility"). Upon entering into the Credit Facility, the Company terminated its existing $1,175.0 million amended and restated credit agreement dated May 8, 2007 with JPMorgan as administrative agent. As of December 31, 2015 and 2014, there were no borrowings under the Credit Facility and letters of credit outstanding under the Credit Facility were $329.9 million (2014 - $204 million).
The Credit Facility consists of two tranches: (i) a tranche 1 secured credit facility in an aggregate principal amount of $560.0 million (the "Tranche 1 Facility"), which is collateralized on a several basis by the respective entity incurring such obligation by cash and securities deposited into collateral accounts from time to time with Deutsche Bank Trust Company Americas and (ii) a tranche 2 facility, which is not collateralized, in an aggregate principal amount of $140.0 million (the "Tranche 2 Facility"). The proceeds of the Credit Facility may be used for general corporate purposes, to finance potential acquisitions and for the repurchase of the Company's outstanding publicly or privately issued securities. So long as the Company is not in default under the terms of the Credit Facility, the Company may request that the size of the Credit Facility be increased by $350.0 million, provided that no participating lender is obligated to increase its commitments under the Credit Facility.
For letters of credit issued on a collateralized basis under the Tranche 1 Facility, the Company is required to pay a fee of 0.45% on the daily stated amount of such letters of credit. For letters of credit issued on an uncollateralized basis under the Tranche 2 Facility, the Company is required to pay a fee ranging from 1.125% to 1.750% over LIBOR on the daily stated amount of such letters of credit based upon the Company's debt ratings as issued by Moody's or S&P. The interest rate for revolving loans under the Tranche 2 Facility is (a) the highest of (i) 0.5% in excess of the federal funds effective rate, (ii) the prime rate as announced by JP Morgan and (iii) the Eurodollar rate applicable for an interest period of one month plus 1%, plus a margin ranging from 0.125% to 0.750% depending upon the type of loan and the Company's ratings as issued by Moody's and S&P or (b) LIBOR plus a margin ranging from 1.125% to 1.750%. In addition, the Credit Facility required the Company to pay to the lenders a commitment fee.
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
The Credit Facility also contains customary event of default provisions, including failure to pay principal or interest under the Credit Facility, insolvency of the Company, a change in control of the Company, a breach of the Company's representations or covenants in the Credit Facility or a default by the Company under its other indebtedness. Upon the occurrence of an event of default under the Credit Facility, the lenders can terminate their commitments under the Credit Facility, require repayment of any outstanding revolving loans, give notice of termination of any outstanding letters of credit in accordance with their terms, require the delivery of cash collateral for outstanding letters of credit and foreclose on any security held by the lenders under the Credit Facility. The Company was in compliance with all covenants contained in its credit facilities as of December 31, 2015.
The Company is party to certain uncommitted letter of credit reimbursement agreements ("LOC Agreements") that allow for the issuance of letters of credit in a variety of currencies, including U.S. dollars. The fees paid under the LOC Agreements depend on the amount of the outstanding letters of credit and vary from 0.30% to 0.45% on the principal amount of letters of credit outstanding to a fee negotiated at the time of issuance of the individual letters of credit. The total amount of letters of credit outstanding under the LOC Agreements as of December 31, 2015 was $11.7 million (2014 - $5.9 million).
Senior Notes. On October 17, 2005, Endurance Holdings issued $200.0 million principal amount of 6.15% Senior Notes due October 15, 2015. The 6.15% Senior Notes were offered by the underwriters at a price of 99.639% of their principal amount, providing an effective yield to investors of 6.199%. The 6.15% Senior Notes matured on October 15, 2015 and were repaid by the Company on that date.
Upon closing of the acquisition of Montpelier, Montpelier, as issuer, Endurance Holdings, as parent guarantor, and The Bank of New York Mellon, as trustee, entered into a Fourth Supplemental Indenture, dated as of July 31, 2015 (the "Fourth Supplemental Indenture"). The Fourth Supplemental Indenture amended the Indenture, dated as of July 15, 2003 (as amended and supplemented from time to time (collectively, the "Senior Notes Supplemental Indentures")). The Senior Notes Supplemental Indentures provided for the unconditional assumption of the due and punctual payment of the principal of, any premium and interest on and any additional amounts with respect to the 4.7% Senior Unsecured Notes Due 2022 (the "4.7% Senior Notes") originally issued by Montpelier on October 2, 2012 in an aggregate principal amount of $300.0 million and the performance of every obligation in the Senior Notes Indenture and the 4.7% Senior Notes to be performed or observed. The 4.7% Senior Notes bear a rate of interest equal to 4.7% per annum, payable semi-annually in arrears on April 15 and October 15 each year. The 4.7% Senior Notes mature on October 15, 2022. The 4.7% Senior Notes do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.
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
The 4.7% Senior Notes and the 7% Senior Notes (collectively, the "Senior Notes") are senior unsecured obligations of Endurance Holdings and rank equally with all of Endurance Holdings' existing and future unsecured and unsubordinated debt. The Senior Notes are also effectively junior to claims of creditors of Endurance Holdings' subsidiaries, including policyholders, trade creditors, debt holders, and taxing authorities.
The indentures governing the Senior Notes contain customary covenants and events of default for senior unsecured indebtedness, including events of default for non-payment of principal or interest, breaches of covenants, insolvency of the Company or a default by the Company under other outstanding indebtedness.
At December 31, 2015, the carrying value of the Senior Notes stood at $717.5 million while the fair value as determined by quoted market valuation was $738.0 million. The Company was in compliance with all covenants contained within the indentures governing the Senior Notes as of December 31, 2015.
Given that the Company's Senior Notes and the Credit Facility contain cross default provisions, the risk exists that the holders of the Senior Notes and the lenders under the Credit Facility may declare such debt due and payable, which could result in an acceleration of all debt due under both the Senior Notes and the Credit Facility. If this were to occur, the Company may not have funds sufficient to repay any or all of such indebtedness.
Trust Preferred Securities. Upon closing of the acquisition of Montpelier, Montpelier, as issuer, Endurance Holdings, as parent guarantor, and Wilmington Trust Company, as trustee, entered into the Second Supplemental Indenture, dated as of July 31, 2015 (the "Second Supplemental Indenture"). The Second Supplemental Indenture amended the Junior Subordinated Indenture, dated as of January 6, 2006 (as amended and supplemented from time to time (collectively, the "Junior Subordinated Supplemental Indentures")). The Junior Subordinated Supplemental Indentures provided for the express assumption by Endurance Holdings of the due and punctual payment of the principal of and any premium and interest (including any additional interest) on all of the Trust Preferred Securities and the performance of every covenant of the Junior Subordinated Indenture on the part of Montpelier to be performed or observed. Montpelier originally issued the Trust Preferred Securities in January 2006 in an aggregate principal amount of $100.0 million. The Trust Preferred Securities mature on March 30, 2036 and bear interest at a floating rate of 3-month LIBOR plus 380 basis points, reset quarterly. The Trust Preferred Securities may be redeemed at the option of the issuer prior to maturity at a redemption price equal to 100% of the principal amount thereof plus accrued interest, provided that the issuer has received the prior approval of any applicable insurance regulatory authority with respect to such redemption, if required. The Trust Preferred Securities do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.
LIBOR Swap. Upon closing of the acquisition of Montpelier, the Company became a party to the LIBOR Swap, which will result in the future net cash flows in connection with the Trust Preferred Securities for the five-year period beginning March 30, 2012 being the same as if these securities bore interest at a fixed rate of 4.905%, provided the Company holds the LIBOR Swap to its maturity. Net realized and unrealized gains and losses associated with the LIBOR Swap are reported within net realized and unrealized gains on the Company's Consolidated Statements of Income and Comprehensive Income, as opposed to interest expense.
BCRH Credit Agreement. Upon closing of the acquisition of Montpelier on July 31, 2015, the Company became a guarantor of the BCRH 364-day unsecured credit agreement (the "BCRH Credit Agreement"), which permits BCRH to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. The Company receives an annual guarantee fee from BCRH equal to 0.125% of the facility's total capacity. See Note 8 to the Company's Consolidated Financial Statements, Debt and financing arrangements.
As of December 31, 2015, BCRH had $13.0 million outstanding borrowings under the BCRH Credit Agreement. With respect to BCRH's outstanding borrowings at December 31, 2015, $4.0 million was repaid on February 2, 2016 and is subject to an annual interest rate of 1.33%, $5.0 million was repaid February 22, 2016 and was subject to an annual interest rate of

1.48%, and $4.0 million must be repaid or extended, in the form of a new borrowing, no later than March 11, 2016 and is subject to an annual interest rate of 1.51%.
The BCRH Credit Agreement contains covenants that limit BCRH's ability to, among other things, grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates. The BCRH Credit Agreement also contains covenants that require BCRH to maintain a debt to total capitalization ratio less than or equal to 22.5% and to maintain at least 70% of its total shareholders’ equity as of the date of the BCRH Credit Agreement. In addition, an uncured default by the Company of the covenants contained in the Credit Facility would result in a default under the BCRH Credit Agreement. If BCRH or the Company were to fail to comply with any of the applicable covenants, the lender could revoke the facility and exercise remedies against BCRH or the Company. The Company was in compliance with all covenants applicable to the Company in the BCRH Credit Agreement as of December 31, 2015.
BCGR Credit Agreement. Upon closing of the acquisition of Montpelier on July 31, 2015, the Company became a guarantor of the BCGR 364-day unsecured credit agreement (the "BCGR Credit Agreement"), which permits BCGR to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. The Company is receives an annual guarantee fee from BCGR equal to 0.125% of the facility's total capacity. See Note 8 to the Company's Consolidated Financial Statements, Debt and financing arrangements.
As of December 31, 2015, the BCGR Listed Fund had $6.0 million of outstanding borrowings under the BCGR Credit Agreement. With respect to BCGR's outstanding borrowings at December 31, 2015, $3.0 million was repaid on February 1, 2016 and was subject to an annual interest rate of 1.54%, and $3.0 million was repaid February 12, 2016 and was subject to an annual interest rate of 1.51%.
The BCGR Credit Agreement contains covenants that limit the BCGR Listed Fund's ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates. In addition, an uncured default by the Company of the covenants contained in the Credit Facility would result in a default under the BCGR Credit Agreement. If BCGR or the Company were to fail to comply with any of the applicable covenants, the lender could revoke the facility and exercise remedies against BCGR or the Company. The Company was in compliance with all covenants applicable to the Company in the BCGR Credit Agreement as of December 31, 2015.
Preferred Shares. On June 1, 2011, Endurance Holdings issued 9,200,000 shares of its Series B Preferred Shares at a price to the public of $25.00 per share. On November 24, 2015, Endurance Holdings issued 9,200 shares of its Series C Preferred Shares (equivalent to 9,200,000 Depositary Shares), each of which represents a 1/1,000th interest in a Series C Preferred Share, $1.00 par value and $25,000.00 liquidation preference per share (equivalent to $25.00 per Depositary Share).The Series B Preferred Shares and Series C Preferred Shares sold were registered under the Securities Act of 1933, as amended, and are traded on the New York Stock Exchange.
Endurance Holdings received net proceeds of $224.0 million from its offering of Series B Preferred Shares and $222.0 million from its offering of Series C Preferred Shares, in each case after expenses and underwriting discounts. The proceeds from the Series B Preferred Share offering was used to provide additional capital to Endurance Holdings' subsidiaries and for other general corporate purposes. The proceeds from the Series C Preferred Share offering was used to redeem all of Endurance Holdings' outstanding 7.75% Non-Cumulative Preferred Shares, Series A and for other general corporate purposes, including repurchases of Endurance Holdings' outstanding ordinary shares and debt and to support the underwriting activities of Endurance Holdings' insurance and reinsurance subsidiaries.
The Series B Preferred Shares and Series C Preferred Shares have no stated maturity date and are redeemable in whole or in part at the option of Endurance Holdings any time after June 1, 2016 (in the case of the Series B Preferred Shares) and after December 15, 2020 (in the case of the Series C Preferred Shares) in each case at a redemption price of $25.00 per Series B Preferred Share and $25,000.00 per Series C Preferred Share (equivalent to $25.00 per Depositary Share), plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Endurance Holdings may redeem all but not less than all of the Series B Preferred Shares or Series C Preferred Shares before their respective redemption dates at a redemption price of $26.00 per Series B Preferred Share and $26,000.00 per Series C Preferred Share (equivalent to $26.00 per Depositary Share), plus any declared and unpaid dividends, to the date of redemption, if Endurance Holdings is required to submit a proposal to the holders of the Series B Preferred Shares or Series C Preferred Shares concerning an amalgamation, consolidation, merger, similar corporate transaction or change in Bermuda law.
Dividends on the Series B Preferred Shares and Series C Preferred Shares, when, as and if declared by the Board of Directors of Endurance Holdings or a duly authorized committee of the Board, accrue and are payable on the liquidation preference amount from the original issue date, quarterly in arrears on each dividend payment date, at an annual rate of 7.5% in the case of the Series B Preferred Shares and an annual rate of 6.35% in the case of the Series C Preferred Shares. Dividends on the Series B Preferred Shares and Series C Preferred Shares are not cumulative.

Upon any voluntary or involuntary liquidation, dissolution or winding-up of Endurance Holdings, holders of the Series B Preferred Shares, Series C Preferred Shares and any parity shares are entitled to receive out of Endurance Holdings' assets available for distribution to shareholders, before any distribution is made to holders of Endurance Holdings' common equity securities, a liquidating distribution in the amount of $25.00 per Series B Preferred Share and $25,000.00 per Series C Preferred Share (equivalent to $25.00 per Depositary Share), plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Distributions will be made pro rata as to the Series B Preferred Shares, Series C Preferred Shares and any parity shares and only to the extent of Endurance Holdings' assets, if any, that are available after satisfaction of all liabilities to creditors.
Holders of the Series B Preferred Shares and the Series C Preferred Shares have no voting rights, except with respect to certain fundamental changes in the terms of the Series B Preferred Shares or the Series C Preferred Shares and in the case of certain dividend non-payments or as otherwise required by Bermuda law or Endurance Holdings' bye-laws.
On an ongoing basis, the Company expects its internally generated funds, together with borrowings available under the Credit Facility, capital generated from the offering and sale of its Senior Notes, Series B Preferred Shares, Series C Preferred Shares and ordinary shares, to be sufficient to operate its business. However, there can be no assurance that the Company will not incur additional indebtedness or issue additional equity or hybrid securities in order to implement its business strategy or pay claims.
Contractual Obligations. The Company's contractual obligations as of December 31, 2015 are summarized as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(U.S. dollars in thousands)
Reserve for losses and loss expenses	$4,510,415	$1,535,619	$1,473,357	$686,296	$815,143
4.7% Senior Notes	300,000	—	—	—	300,000
Interest on 4.7% Senior Notes	98,700	14,100	28,200	28,200	28,200
7% Senior Notes	335,000	—	—	—	335,000
Interest on 7% Senior Notes	445,550	23,450	46,900	46,900	328,300
Trust Preferred Securities(1)	100,000	—	—	—	100,000
Interest on Trust Preferred Securities(1)	103,005	4,905	9,810	9,810	78,480
Investment commitments(2)	132,070	132,070	—	—	—
Operating lease obligations(3)	105,002	15,375	31,938	30,394	27,295
Total	$6,129,742	$1,725,519	$1,590,205	$801,600	$2,012,418

(1)
Assumes that the Trust Preferred Securities are redeemed upon their maturity in March 2036, and that the interest rate thereon remains at 4.905% per year, the rate that has been set through the LIBOR swap.

(2)	The Company entered into investment agreements to invest additional amounts in other investments.

(3)	The Company leases office space and office equipment under various operating leases.
The Company expects to fund these estimated obligations noted in the table above through operating cash flows and existing cash and investments.
The following table summarizes the components of our capital resources at December 31, 2015 and 2014:

	2015	2014
	(U.S. dollars in thousands)
Senior notes	$717,497	$527,616
Preferred shares	460,000	430,000
Common shareholders' equity	4,396,262	2,755,182
Total capital resources(1)	$5,573,759	$3,712,798
Ratio of debt to total capital resources	12.9%	14.2%
Ratio of debt plus preferred shares to total capital resources	21.1%	25.8%

(1)	The Company also has Credit Facility and LOC Agreements capacity of $438.4 million and $574.8 million as at December 31, 2015 and 2014, respectively.
Impact of Montpelier Acquisition on Liquidity and Capital Resources. On March 31, 2015, the Company announced the signing of the Merger Agreement with Montpelier and Merger Sub pursuant to which the Company, through Merger Sub, acquired all of the outstanding common shares of Montpelier. The acquisition of Montpelier was completed on July 31, 2015. See the section "Acquisition of Montpelier" above for additional information.
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
The Company incurred $76.6 million of transaction and integration related corporate expenses associated with the acquisition of Montpelier for the year ended December 31, 2015.
The Company believes that its operating subsidiaries have adequate capital resources in the aggregate, and the ability to produce sufficient cash flows to meet expected claims payments and operational expenses and to provide dividend payments to Endurance Holdings. In turn, we believe Endurance Holdings has at this time adequate capital resources, or the access to sufficient capital resources to meet its obligations, including but not limited to dividend payments to its ordinary and preferred shareholders, interest payments on its outstanding indebtedness and other liabilities as they come due.
Off-Balance Sheet Arrangements
Certain of our ongoing obligations to Selective in connection with the sale of MUSIC and the Company's guarantee of BCGR's obligations under the BCGR Credit Agreement constitute off-balance sheet arrangements. Excluding these specific transactions, as of December 31, 2015, we were not party to any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K, to which an entity unconsolidated with us is a party that management believes is reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we believe is material to investors.
Currency and Foreign Exchange
The Company's functional currencies are U.S. dollars for its U.S. and Bermuda operations and British Sterling for its U.K. operations. The reporting currency for all entities is U.S. dollars. The Company maintains a portion of its investments and liabilities in currencies other than the U.S. dollar. The Company has made a significant investment in the capitalization of Endurance U.K. which was valued at £367.0 million as of December 31, 2015 ($541.0 million in U.S. dollars). Endurance U.K. is subject to the United Kingdom's Prudential Regulation Authority rules concerning the matching of the currency of its assets to the currency of its liabilities. Depending on the profile of Endurance U.K.'s liabilities, it may be required to hold some of its assets in currencies corresponding to the currencies of its liabilities. The Company may, from time to time, experience losses resulting from fluctuations in the values of foreign currencies, which could have a material adverse effect on the Company's results of operations. The Company's investment in Endurance at Lloyd's is primarily through the FAL, which is denominated in U.S. dollars.
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
For the year ended December 31, 2015, 15.7% of the Company's gross premiums were written in currencies other than the U.S. dollar. The portions of the Company's cash and cash equivalents, investments, net premium receivable and insurance and reinsurance balances receivable, and reserves for loss and loss expenses denominated in non-U.S. currencies at December 31, 2015 were approximately 23.5%, 4.7%, 26.5%, and 16.0%, respectively. As of December 31, 2015, the Company's principal foreign currency exposures are denominated in British Sterling and Euros. The Company measures and manages its exposure in these currencies, among others, by monitoring its estimated gross and net asset positions. In order to estimate such exposures, the Company considers currency specific investments, cash and cash equivalents, premiums receivable, reserve for losses and loss expenses, and unearned premiums. The total estimated gross and net asset balances denominated in Euros were $254.6 million and $33.5 million, respectively. The total estimated gross and net asset balances denominated in British Sterling were $335.1 million and $95.5 million, respectively. Assuming all other variables are held constant and disregarding any tax effects, a 10% change in the U.S. dollar relative to these currencies could result in a $12.9 million increase or decrease in the net assets held by the Company at December 31, 2015.

Effects of Inflation
The effects of inflation could cause the severity of claims to rise in the future. The Company's estimates for losses and loss expenses include assumptions about future payments for settlement of claims and claims handling expenses, such as medical treatments and litigation costs. To the extent inflation causes these costs to increase above reserves established for these claims, the Company will be required to increase the reserve for losses and loss expenses with a corresponding reduction in its earnings in the period in which the deficiency is identified. In addition, inflation could lead to higher interest rates causing the current unrealized gain position on the Company's fixed maturity portfolio to decrease or become an unrealized loss position. The current short duration of the Company's fixed maturity portfolio has the potential to help reduce the negative effects of higher interest rates on the Company's fixed maturity portfolio. The Company may also choose to hold its fixed income investments to maturity which would result in the unrealized gains largely amortizing through net investment income.
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
The Company's reserving actuaries, who report separately from the Company's business units, review the Company's loss and loss expense reserves on a quarterly basis for both current and prior accident years using the most current claims data. These reserve reviews incorporate a variety of actuarial methods and judgments, including the three most common methods of actuarial evaluation used within the insurance industry: the expected loss ratio method; the Bornhuetter-Ferguson method; and the loss development method. The expected loss ratio approach is based on expected results independent of current loss reporting activity. This approach is typically used for immature loss periods (i.e., the current accident year). The Bornhuetter-Ferguson method uses an initial loss estimate (expected loss technique) for each accident year by business line and type of contract. Under this method, IBNR is set equal to the initial loss estimate multiplied by the expected percent of loss yet to be reported at each valuation date. In a given quarter, if reported losses are less than expected, then the difference would result in a decrease in estimated ultimate losses. If losses for the quarter are greater than expected, then the difference would result in an increase in estimated ultimate losses. In contrast, the loss development method extrapolates the current value of reported losses to ultimate expected losses by using selected reporting patterns of losses over time. The selected reporting patterns are based on historical information (organized into loss development triangles) and are adjusted to reflect the changing characteristics of the book of business written by the Company. The Company uses these multiple methods, supplemented with its own actuarial and professional judgment, to establish its best estimate of loss and loss expense reserves.
The estimate of the reserve for losses and loss expenses is reviewed each quarter by the Company's Loss Reserve Committee, consisting of the Company's Chief Executive Officer, Chief Financial Officer, Chief Risk Officer and Group Actuary, Chief Reserving Actuary, General Counsel and representatives of various disciplines from within the Company, such as underwriting, claims, actuarial pricing and legal.
Current Reserve for Losses and Loss Expenses
As more fully described under "Reserving Process" above, the Company incorporates a variety of actuarial methods and judgments in its reserving process. Two key inputs in the various actuarial methods employed by the Company are initial expected loss ratios and expected loss reporting patterns. These key inputs impact the potential variability in the estimate of the reserve for losses and loss expenses and are applicable to each of the Company's business segments. The Company's loss and loss expense reserves consider and reflect, in part, deviations resulting from differences between expected loss and actual loss reporting as well as judgments relating to the weights applied to the reserve levels indicated by the actuarial methods. Expected loss reporting patterns are based upon internal and external historical data and assumptions regarding claims reporting trends over a period of time that extends beyond the Company's own operating history.
Differences between actual reported losses and expected losses are anticipated to occur in any individual period and such deviations may influence future initial expected loss ratios and/or expected loss reporting patterns as recent actual experience becomes part of the historical data utilized as part of the ongoing reserve estimation process. The Company has demonstrated the impact of changes in the speed of loss reporting patterns, as well as changes in expected loss ratios, within the table under the heading "Potential Variability in Reserves for Losses and Loss Expenses" below.

Current and prior year incurred losses and loss expenses by segment and line of business for the year ended December 31, 2015 were as follows:

	Incurred related to:		Total incurred
	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance segment:
Agriculture	$241,590	$(1,331)	$240,259
Casualty and other specialty	147,559	(54,594)	92,965
Professional lines	80,166	(194)	79,972
Property, marine/energy and aviation	116,247	(25,882)	90,365
Total Insurance	585,562	(82,001)	503,561
Reinsurance segment:
Catastrophe	45,977	(32,260)	13,717
Property	150,717	(29,364)	121,353
Casualty	112,138	(34,730)	77,408
Professional lines	124,041	(26,108)	97,933
Specialty	142,137	(39,001)	103,136
Total Reinsurance	575,010	(161,463)	413,547
Totals	$1,160,572	$(243,464)	$917,108
Losses and loss expenses for the year ended December 31, 2015 include $243.5 million in favorable development of reserves relating to prior accident years. The favorable loss reserve development experienced during 2015 benefited the Company’s 2015 reported loss ratio by approximately 12.3 percentage points. The net reduction in estimated losses for prior accident years reflects lower than expected loss emergence in each of the Company's reserve categories within both the Insurance and Reinsurance segments.
For the year ended December 31, 2015, as part of the Company's periodic review of key inputs and parameters it uses to establish its reserve for losses and loss expenses and in order to recognize accumulated historical experience and other relevant industry information, the Company made minor adjustments to the loss reporting patterns used for a number of lines of business. For the year ended December 31, 2015, the Company did not materially alter initial expected loss ratios for business related to prior years for the insurance and reinsurance reserve categories as the variances in reported losses in 2015 for those reserve categories were within the range of possible results anticipated by the Company.
Current and prior year incurred losses and loss expenses by segment and line of business for the year ended December 31, 2014 were as follows:

	Incurred related to:		Total incurred
	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance segment:
Agriculture	$451,420	$(7,435)	$443,985
Casualty and other specialty	119,809	(57,264)	62,545
Professional lines	67,315	(6,677)	60,638
Property, marine/energy and aviation	36,587	(9,194)	27,393
Total Insurance	675,131	(80,570)	594,561
Reinsurance segment:
Catastrophe	61,714	(46,983)	14,731
Property	162,529	(38,402)	124,127
Casualty	113,622	(13,369)	100,253
Professional lines	89,766	(16,261)	73,505
Specialty	101,215	(38,230)	62,985
Total Reinsurance	528,846	(153,245)	375,601
Totals	$1,203,977	$(233,815)	$970,162

Losses and loss expenses for the year ended December 31, 2014 include $233.8 million in favorable development of reserves relating to prior accident years. The favorable loss reserve development experienced during 2014 benefited the Company's 2014 reported loss ratio by approximately 12.5 percentage points. The net reduction in estimated losses for prior accident years reflects lower than expected loss emergence in each of the Company's reserve categories within both the Insurance and Reinsurance segments.
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
Insurance
Agriculture. The modest amount of favorable loss emergence within the agriculture insurance line of business during 2015 and 2014 resulted from lower than anticipated agriculture claims settlements for the 2014 and 2013 crop years, respectively.
Casualty and other specialty. The favorable loss emergence within the casualty and other specialty insurance line of business during 2015 was primarily due to lower than expected claims activity within the Bermuda excess casualty and healthcare businesses. In 2014, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity within the excess casualty businesses and a reduction in accident year 2009 and prior IBNR for the healthcare liability business due to case incurred loss activity and open claim counts being less than expected.
Professional lines. The modest amount of favorable loss emergence within the professional liability line of business during 2015 and 2014 was primarily due to lower than expected claims activity.
Property, marine/energy and aviation. The favorable loss emergence within the property, marine/energy and aviation line of business during 2015 and 2014 was primarily due to lower than expected reported claim emergence within the Company's U.K. and Bermuda-based property businesses.
Reinsurance
Catastrophe. The Company recorded favorable loss emergence within the catastrophe line of business during 2015 primarily due to lower than expected claims activity within the U.S. and international property catastrophe businesses. During 2014, the favorable loss reserve development was primarily due to lower than expected claims activity and a reduction of IBNR for worker's compensation catastrophe business for accident years 2005-2013.
Property. The Company recorded favorable loss emergence in the property line of business during 2015 primarily due to lower than expected claims activity within the property treaty business for accident years 2012 and 2013. The Company recorded favorable loss emergence in the property line of business in 2014 due to lower than expected claims activity.
Casualty. The Company recorded favorable prior period development within this line of business during 2015 and 2014 primarily due to lower than expected claims activity within the casualty treaty business.
Professional lines. The favorable loss emergence within this line of business during 2015 was primarily due to lower than expected claims emergence in prior accident years, particularly for accident years 2010 to 2013. The favorable loss emergence within this line of business during 2014 was primarily due to lower than expected claims emergence for accident years 2010-2011.
Specialty. The Company recorded favorable loss emergence within this line of business during 2015 due to lower than expected claims emergence in the aviation and space, surety and political risk businesses, as well as an IBNR reduction for the Company's self insured risk business, which stopped writing business in 2003. The Company recorded favorable loss emergence within this line of business during 2014 due to lower than expected claims emergence in the aviation and space business.

Case and IBNR reserves for losses and loss expenses by segment and line of business were as follows at December 31, 2015:

	Case Reserves	IBNR Reserves	Reserve for Losses and Loss Expenses
	(U.S. dollars in thousands)
Insurance segment:
Agriculture	$226,753	$57,799	$284,552
Casualty and other specialty	271,234	1,020,193	1,291,427
Professional lines	116,920	464,638	581,558
Property, marine/energy and aviation	226,894	122,930	349,824
Total Insurance	841,801	1,665,560	2,507,361
Reinsurance segment:
Catastrophe	109,374	$89,734	199,108
Property	229,283	112,026	341,309
Casualty	244,445	529,786	774,231
Professional lines	70,301	285,692	355,993
Specialty	142,217	190,196	332,413
Total Reinsurance	795,620	1,207,434	2,003,054
Totals	$1,637,421	$2,872,994	$4,510,415
Case and IBNR reserves for losses and loss expenses by segment and line of business were as follows at December 31, 2014:

	Case Reserves	IBNR Reserves	Reserve for Losses and Loss Expenses
	(U.S. dollars in thousands)
Insurance segment:
Agriculture	$222,570	$72,621	$295,191
Casualty and other specialty	325,415	932,594	1,258,009
Professional lines	119,453	397,648	517,101
Property, marine/energy and aviation	33,264	20,207	53,471
Total Insurance	700,702	1,423,070	2,123,772
Reinsurance segment:
Catastrophe	126,837	49,773	176,610
Property	178,875	93,289	272,164
Casualty	248,933	531,947	780,880
Professional lines	60,915	197,925	258,840
Specialty	99,142	135,451	234,593
Total Reinsurance	714,702	1,008,385	1,723,087
Totals	$1,415,404	$2,431,455	$3,846,859

Selected quarterly activity in the reserve for losses and loss expenses for the years ended December 31, 2015 and 2014 is summarized as follows:

	Quarter Ended March 31, 2015	Quarter Ended June 30, 2015	Quarter Ended September 30, 2015	Quarter Ended December 31, 2015	Year Ended December 31, 2015
	(U.S. dollars in thousands)
Incurred related to:
Current year	$229,094	$297,958	$331,340	$302,180	$1,160,572
Prior years	(57,158)	(58,836)	(67,347)	(60,123)	(243,464)
Total incurred	$171,936	$239,122	$263,993	$242,057	$917,108
Paid related to:
Current year	$1,971	$(27,807)	$(113,105)	$(126,958)	$(265,899)
Prior years	(304,617)	(196,734)	(202,858)	(163,530)	(867,739)
Total paid	$(302,646)	$(224,541)	$(315,963)	$(290,488)	$(1,133,638)

	Quarter Ended March 31, 2014	Quarter Ended June 30, 2014	Quarter Ended September 30, 2014	Quarter Ended December 31, 2014	Year Ended December 31, 2014
	(U.S. dollars in thousands)
Incurred related to:
Current year	$227,208	$313,397	$350,738	$312,634	$1,203,977
Prior years	(50,312)	(54,201)	(60,469)	(68,833)	(233,815)
Total incurred	$176,896	$259,196	$290,269	$243,801	$970,162
Paid related to:
Current year	$(4,795)	$(33,714)	$(144,892)	$(255,768)	$(439,169)
Prior years	(272,268)	(186,438)	(136,167)	(124,170)	(719,043)
Total paid	$(277,063)	$(220,152)	$(281,059)	$(379,938)	$(1,158,212)
The following table represents the development of the U.S. GAAP balance sheet reserve for losses and loss expenses, net of reinsurance recoverable on unpaid losses, for 2005 through December 31, 2015. This table does not present accident or policy year development data. The top line of the table shows the gross and net reserve for losses and loss expenses at the balance sheet date for each of the indicated years. This represents the estimated amounts of gross and net losses and loss expenses arising in the current year and all prior years that are unpaid at the balance sheet date, including IBNR reserves. The table also shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "cumulative redundancy" represents the aggregate change to date from the original estimate at the historical foreign exchange rate which was in effect at that year end. Development in each column is shown relative to the GAAP reserves held at the original year end with all subsequent loss amounts (reserves for losses and loss expenses and paid losses) converted to the foreign exchange rate which was in effect at that original year end. The table also shows the cumulative paid amounts as of successive years with respect to the reserve liability. These amounts are shown in U.S. dollars at the foreign exchange rate that was in effect at that original year end. Therefore, information presented herein may differ materially from that reported in the Company’s financial statements due to differences in foreign currency exchange rates.

Years Ended Dec. 31,	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015(1)
Gross reserve for losses and loss expenses	$2,603,590	$2,701,686	$2,892,224	$3,235,456	$3,157,026	$3,319,927	$3,824,224	$4,240,876	$4,002,259	$3,846,859	$4,510,415
Less: Reinsurance recoverable on unpaid losses	(17,248)	(44,244)	(187,354)	(367,568)	(240,732)	(235,741)	(467,934)	(691,783)	(593,755)	(670,795)	(907,944)
Net reserve for losses and loss expenses	$2,586,342	$2,657,442	$2,704,870	$2,867,888	$2,916,294	$3,084,186	$3,356,290	$3,549,093	$3,408,504	$3,176,064	$3,602,471
Net reserve estimated as of:
1 year later	2,492,702	2,509,567	2,563,463	2,715,310	2,722,626	2,913,222	3,243,460	3,326,701	3,174,689	2,971,312	—
2 years later	2,430,272	2,505,124	2,469,956	2,534,009	2,607,566	2,752,925	3,097,844	3,172,483	2,970,542	—	—
3 years later	2,445,602	2,410,441	2,311,300	2,471,139	2,481,502	2,603,637	2,984,258	2,971,651	—	—	—
4 years later	2,373,973	2,268,422	2,233,763	2,345,971	2,362,281	2,549,426	2,840,507	—	—	—	—
5 years later	2,259,567	2,208,652	2,103,904	2,232,910	2,345,817	2,430,259	—	—	—	—	—
6 years later	2,213,883	2,085,263	2,001,160	2,234,649	2,273,218	—	—	—	—	—	—
7 years later	2,126,813	2,014,432	1,987,656	2,190,607	—	—	—	—	—	—	—
8 years later	2,088,619	2,010,907	1,949,842	—	—	—	—	—	—	—	—
9 years later	2,084,653	1,968,140	—	—	—	—	—	—	—	—	—
10 years later	2,051,661	—	—	—	—	—	—	—	—	—	—
Cumulative redundancy	534,681	689,302	755,028	677,281	643,076	653,927	515,783	577,442	437,962	204,752	—
Cumulative paid losses
1 year later	698,628	674,554	574,739	571,196	562,565	598,104	714,370	837,572	720,098	804,984	—
2 years later	1,142,782	1,113,571	847,134	914,219	881,544	935,617	1,213,235	1,283,501	1,243,883	—	—
3 years later	1,471,692	1,301,013	1,144,090	1,140,124	1,118,940	1,246,764	1,558,985	1,646,317	—	—	—
4 years later	1,589,250	1,456,500	1,298,059	1,317,295	1,339,364	1,499,358	1,838,502	—	—	—	—
5 years later	1,702,488	1,539,553	1,409,410	1,463,591	1,533,631	1,676,785	—	—	—	—	—
6 years later	1,754,564	1,604,899	1,466,318	1,611,099	1,675,991	—	—	—	—	—	—
7 years later	1,790,167	1,639,997	1,554,868	1,727,540	—	—	—	—	—	—	—
8 years later	1,817,244	1,691,789	1,637,711	—	—	—	—	—	—	—	—
9 years later	1,854,873	1,746,486	—	—	—	—	—	—	—	—	—
10 years later	1,909,777	—	—	—	—	—	—	—	—	—	—
(1) Gross reserve for losses and loss expenses and reinsurance recoverable on unpaid losses include amounts acquired from Montpelier at December 31, 2015. Years prior to 2015 exclude the gross reserve for losses and loss expenses and reinsurance recoverable on unpaid losses acquired from Montpelier. As such, the cumulative redundancy on gross reserves for years prior to 2015 relate only to the Company and its subsidiaries not acquired in connection with the acquisition of Montpelier.
The following table reconciles cumulative paid losses on the net reserve liability per the table above to the cumulative paid losses reported in the Company’s audited financial statements.

Years Ended December 31,	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Cumulative paid losses adjusted for foreign exchange	$698,628	$674,554	$574,739	$571,196	$562,565	$598,104	$714,370	$837,572	$720,098	$804,984
Foreign exchange adjustment	21,125	3,433	(34,873)	8,138	(1,544)	(208)	1,158	510	(1,055)	(1,848)
Cumulative paid losses	$719,753	$677,987	$539,866	$579,334	$561,021	$597,896	$715,528	$838,082	$719,043	$803,136	(1)
(1) Cumulative paid losses for 2014 excluded paid losses on prior year reserves for the acquired Montpelier entities.
Potential Variability in Reserves for Losses and Loss Expenses
The Company's estimated reserve for losses and loss expenses can change over time due to unexpected changes in the external business environment in which the Company operates or changes in internal Company operations. For a discussion of the factors which can contribute to uncertainty in the reserving process and volatility in the reserve for losses and loss expenses, see "Critical Accounting Estimates – Reserves for Losses and Loss Expenses" above.
Two key inputs utilized in determining loss and loss expense reserves for the Company's two business segments are the initial expected loss ratio and the speed of the loss reporting pattern. The following tables illustrate the possible percentage effects on current estimates of the reserve for losses and loss expenses due to 10% changes in the initial expected loss ratio and the percent of loss yet to be reported at each valuation date as of December 31, 2015. The 10% changes in the initial expected loss ratio and the percent of loss yet to be reported were chosen to demonstrate the impact on the Company's loss and loss expense reserves of variation in key inputs and, as described below, may not be reflective of actual changes in loss and loss expense reserves.

Insurance
Agriculture
Potential Percentage Change in Total Loss and Loss Expense Reserves

	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(1.3)%	(0.9)%	(0.5)%
Unchanged (1)	(0.5)%	—	0.5%
10% Slower	0.4%	0.9%	1.4%

Casualty and other specialty Potential Percentage Change in Total Loss and Loss Expense Reserves
	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(13.1)%	(9.0)%	(4.9)%
Unchanged	(4.6)%	—	4.6%
10% Slower	5.5%	10.5%	15.4%

Professional lines Potential Percentage Change in Total Loss and Loss Expense Reserves
	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(12.9)%	(8.3)%	(3.6)%
Unchanged	(5.2)%	—	5.2%
10% Slower	3.4%	9.0%	14.6%

Property, marine/energy and aviation Potential Percentage Change in Total Loss and Loss Expense Reserves
	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(7.9)%	(5.6)%	(3.3)%
Unchanged	(2.6)%	—	2.6%
10% Slower	4.6%	7.5%	10.3%

Reinsurance
Catastrophe
Potential Percentage Change in Total Loss and Loss Expense Reserves

	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(7.7)%	(4.8)%	(1.8)%
Unchanged	(3.3)%	—	3.3%
10% Slower	1.1%	4.8%	8.4%

Property Potential Percentage Change in Total Loss and Loss Expense Reserves
	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(6.6)%	(4.6)%	(2.6)%
Unchanged	(2.3)%	—	2.3%
10% Slower	2.9%	5.4%	7.9%

Casualty Potential Percentage Change in Total Loss and Loss Expense Reserves
	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(12.1)%	(8.3)%	(4.5)%
Unchanged	(4.2)%	—	4.2%
10% Slower	6.1%	10.7%	15.3%

Professional lines Potential Percentage Change in Total Loss and Loss Expense Reserves
	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(14.5)%	(8.4)%	(2.4)%
Unchanged	(6.7)%	—	6.7%
10% Slower	4.6%	11.8%	18.9%

Specialty Potential Percentage Change in Total Loss and Loss Expense Reserves
	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(9.5)%	(6.1)%	(2.8)%
Unchanged	(3.7)%	—	3.7%
10% Slower	4.9%	9.0%	13.1%

(1)	Reporting pattern changes are not applicable to the agricultural business as it is typically settled at an established time each year.
Each of the impacts set forth in the tables above is estimated individually, without consideration for any correlation among key assumptions or among lines of business. Therefore, it would be inappropriate to take each of the amounts set forth above and add them together in an attempt to estimate volatility for the Company's loss and loss expense reserves in total. The Company believes the assumed variations in loss and loss expense reserves set forth in the tables above represents a reasonable estimate of possible loss and loss expense reserve variations that may occur in the future. It is important to note that the variations set forth in the tables above are not meant to be a "best-case" or "worst-case" series of scenarios, and therefore, it is possible that future variations may be more or less than the amounts set forth above.

Ceded Reinsurance
Ceded premiums written were $1,370.4 million for the year ended December 31, 2015, $959.9 million for the year ended December 31, 2014 and $616.3 million for the year ended December 31, 2013. The increase in ceded premiums written was primarily due to decreased retentions across our entire Insurance segment as the Company increased the whole account quota share treaty providing protection across the Insurance segment's book of business for 2015. In addition, the Company purchased additional quota share, facultative and excess of loss reinsurance across most Insurance lines of business, and increased quota share coverage on the agriculture Insurance line of business. In the Reinsurance segment, ceded premium written increased as the Company purchased increased levels of protection, including additional proportional and excess of loss retrocessional coverage on the catastrophe line of business, and additional proportional coverage on the specialty line of business.
The Company's U.S., U.K. and Bermuda insurance operating subsidiaries use proportional and excess reinsurance to protect larger limits on certain business written by the Insurance segment. The Company's agriculture Insurance line of business participates in a crop reinsurance program sponsored by the U.S. federal government and utilizes third party reinsurance covers. Excess reinsurance coverage is often purchased in relation to the property Insurance line of business to protect against catastrophic events.
At December 31, 2015 and 2014, the Company had reinsurance recoverables of $1,196.0 million and $889.1 million, respectively, related to its ceded reinsurance agreements. The Company remains obligated for amounts ceded in the event that its reinsurers or retrocessionaires do not meet their obligations, except for amounts ceded to the U.S. federal government in the agriculture line of business. Accordingly, the Company has evaluated the reinsurers and retrocessionaires that are providing reinsurance and retrocessional protection and will continue to monitor the stability of its reinsurers and retrocessionaires. At December 31, 2015 and 2014, the Company held collateral of $321.5 million and $199.7 million, respectively, related to its ceded reinsurance agreements. The balance of losses recoverable at December 31, 2015 was distributed as follows based on the ratings of the reinsurers:

Rating	December 31, 2015	December 31, 2014
	(U.S. dollars in thousands)
U.S. Government sponsored program	$234,596	$339,617
A+ and above	458,255	294,216
A	476,184	248,297
A-	7,060	4
Not rated	19,875	6,952
Total	$1,195,970	$889,086
Goodwill and Intangible Assets
Goodwill and other intangibles that arise from business combinations are accounted for by the Company in accordance with the applicable accounting guidance on "Business Combinations" and "Goodwill and Other Intangible Assets." The accounting literature requires that identifiable intangible assets are amortized in accordance with their useful lives and goodwill and intangible assets with indefinite useful lives should not be amortized but should be tested for impairment at least annually.
The Company's intangible assets and goodwill are tested at least annually for impairment and more often if a triggering event is deemed to have occurred. Impairment testing for indefinite-lived intangible assets is performed based upon estimates of the fair value of the asset. The Company uses internal and third party valuation appraisals to estimate the fair value of its indefinite-lived intangible assets. Impairment testing for goodwill is performed based upon estimates of the fair value of the "reporting unit" to which the goodwill relates. The reporting unit is the operating segment or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The Company's reporting units identified include the agriculture line of business in the Insurance segment, Syndicate 5151 in the Insurance segment, the remaining Insurance segment lines of business, and the Reinsurance segment. The fair value of the reporting unit is impacted by the performance of the business. The Company uses a combination of market and income approaches to estimate fair value of its reporting units. There have been no significant changes in the Company's methodologies from the prior year. If it is determined that goodwill or intangible assets with indefinite useful lives have been impaired, the Company must write down the goodwill or intangible asset by the amount of the impairment, with a corresponding charge to net income.
During the fourth quarter of 2015, the Company performed its annual impairment testing of goodwill and voluntarily changed the date of its annual goodwill and indefinite-lived intangible asset impairment testing date from December 31 to October 1. This voluntary change does not represent a material change to the Company's method of applying current accounting guidance and is preferable as it is in better alignment with the Company’s strategic planning and forecasting process. This change will not delay, accelerate or avoid any impairment charge. This change was not applied retrospectively as it is impracticable to do so as retrospective application would require application of significant estimates and assumptions. It would be difficult to avoid applying hindsight and objectively determine assumptions. Therefore, the change was applied prospectively.
The Company has three primary sources of goodwill – goodwill obtained from a renewal rights transaction completed in 2003 with HartRe, goodwill obtained from the Company’s acquisition of ARMtech in 2007 and goodwill obtained from the Company's acquisition of Montpelier in 2015. The Company determined that the appropriate reporting units for evaluation were the Reinsurance segment in relation to HartRe and part of the Montpelier acquisition, the agriculture line of business of the Insurance segment in relation to the ARMtech goodwill, and Syndicate 5151 in the Insurance segment in relation to the Montpelier acquisition. The Company used a discounted cash flow approach to estimate the fair value of these reporting units. The fair value determined was in excess of the carrying value including goodwill for both reporting units noted. As a result of the goodwill impairment testing, no write-downs of goodwill were deemed necessary during 2015 and 2014.
During the fourth quarter of 2015, the Company performed its annual impairment testing of its intangible assets with indefinite useful lives. The Company's intangible assets with indefinite lives are its insurance licenses and the Lloyd's syndicate capacity. For the year ended December 31, 2015, no impairment was recognized for the Company's intangible assets with indefinite lives. For the year ended December 31, 2014, the carrying value for the excess and surplus lines licenses held by one of the Company's legal entities was in excess of the fair value of these licenses as estimated by a third party valuation appraisal. Therefore, an impairment loss of $5.5 million was included within the net realized and unrealized gains line item in the Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2014.
Income Taxes
The Company is subject to income taxes on the operations of its subsidiaries and branch offices in the United States, United Kingdom, Switzerland and Singapore. The Company is not required to pay any income or capital gains taxes on its operations in Bermuda.
The Company's income tax expense was as follows for the years ended December 31, 2015, 2014 and 2013, respectively:

	2015	2014	2013
	(U.S. dollars in thousands)
Current income tax expense	$(6,262)	$(1,804)	$(3,089)
Deferred income tax benefit (expense)	1,900	1,414	(2,764)
Income tax expense	$(4,362)	$(390)	$(5,853)
Of the 2015 current income tax expense, $4.2 million related to taxes incurred in the United States (2014 - $1.8 million; 2013 - $3.1 million), $2.2 million related to taxes incurred in the United Kingdom (2014 and 2013 - nil) and $0.1 million related to a tax benefit in Switzerland (2014 and 2013 - nil). Of the deferred income tax benefit (expense), $0.7 million related to deferred income tax benefit in the United States (2014 - $1.4 million; 2013 - $(2.8) million), $0.2 million related to deferred income tax benefit in the United Kingdom (2014 and 2013 - nil) and $1.0 million related to deferred income tax benefit in Bermuda (2014 and 2013 - nil). The deferred income tax benefit in Bermuda related to amortization of intangible assets from the acquisition of Montpelier which the Company elected not to push down to Endurance at Lloyd's under current accounting guidance.
A full valuation allowance has been recorded against the net asset position of Endurance Bermuda's foreign branches and Endurance U.K.
Net income tax payments in 2015 and 2014 totaled $2.4 million and $0.9 million, respectively. The Company received net income tax refunds totaling $8.4 million for the year ended December 31, 2013. Net operating loss carryforwards in the amount of $155.4 million, $112.3 million, $49.9 million, and $56.6 million are available for application against future taxable income in the United States, United Kingdom, Singapore and Switzerland, respectively. These net operating loss carry forwards have no expiration date in the United Kingdom and Singapore. In Switzerland and the United States the net operating loss carry forwards expire through 2016 and 2028, respectively.

The Company's income before income taxes was distributed as follows for the years ended December 31, 2015, 2014 and 2013, respectively:

	2015	2014	2013
	(U.S. dollars in thousands)
U.S. (domestic)	$95,649	$60,112	$13,103
Non-U.S. (foreign)	263,824	288,728	304,665
Pre-tax income	$359,473	$348,840	$317,768
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
Pre-tax income for our non-U.S. operations was higher than that of our U.S. operations for the years ended December 31, 2015, 2014 and 2013. The higher pre-tax income for the year ended December 31, 2015 resulted primarily from the more volatile catastrophe business underwritten in our non-U.S. operations during 2015 being relatively free of losses and thus generating higher levels of net underwriting income during the period compared to the years ended December 31, 2014 and 2013. In addition, our non-U.S. operations hold a substantial amount of our invested assets and thus a larger portion of the Company’s investment income is earned in our non-U.S. operations as compared to our U.S. operations.
The Company has operating subsidiaries and branch operations in the United States, United Kingdom, Switzerland and Singapore, which are subject to the relevant taxes in those jurisdictions. During 2014, the United States Internal Revenue Service ("IRS") completed audits of income tax returns of the Company's U.S. subsidiaries for 2009, 2010 and 2011. The audit results were immaterial to the operations of the Company. On July 13, 2015, the IRS commenced an examination of the 2012 income tax return of Endurance Bermuda. On February 9, 2016, the IRS commenced an examination of the 2013 income tax return of Endurance Bermuda. Although the timing and ultimate resolution of the IRS examinations is uncertain, the Company does not expect the resolution of the examinations to result in a material change to the Company's financial position, results of operations or cash flows. As of December 31, 2015, none of the Company's other operating subsidiaries or branch operations are under an examination in any of the jurisdictions in which they operate. The Company remains subject to examination for tax years 2009 through 2015. As of December 31, 2015 and 2014, the Company had no uncertain tax positions.
Deferred Tax Assets and Liabilities
The Company is subject to income taxes in certain jurisdictions in which the Company operates; however, since the majority of the Company's income is currently earned in Bermuda, a jurisdiction with no corporate income tax, the tax impact to the Company's operations has historically been minimal. In 2015, the Company generated income before income taxes in its subsidiaries, which generated a consolidated 1.2% (2014 - 0.1%, 2013 - 1.8%) effective income tax rate.
The Company's balance sheet at December 31, 2015 contains a net deferred tax asset in the amount of $46.8 million (2014 - $49.0 million). The current year net deferred tax asset consists of gross deferred tax assets of $233.3 million, gross deferred tax liabilities of $55.3 million and a valuation allowance against certain operating loss carryforwards of $131.1 million (2014 - $121.4 million). Of the Company's gross deferred tax assets, $92.8 million (2014 - $93.2 million) relates to net operating loss carryforwards that are available to offset future taxable income generated by the Company's United States subsidiaries, a United Kingdom subsidiary and non-U.S. branches. The Company's net operating losses may be carried forward indefinitely in the United Kingdom and Singapore. In Switzerland and the United States the net operating loss carryforwards expire in 2016 and 2028, respectively.
Management has concluded that valuation allowances are required against the net operating loss and net capital loss carryforwards assumed as part of the Montpelier acquisition. The valuation allowances have been established as Internal Revenue Code Section 382 limits the application of net operating loss and net capital loss carryforwards following an ownership change. Accordingly, a tax effected valuation allowance of $11.3 million and $0.7 million, respectively, is required as of August 1, 2015. The loss carryforwards available per year are $0.2 million as required by Internal Revenue Code Section 382.
The 2015 and 2014 valuation allowances were established against net operating loss carryforwards in the Company's United States subsidiaries, United Kingdom subsidiary and non-U.S. branches. The increase in the valuation allowance was charged to the Company's income tax expense during 2015. Management believes the net deferred tax assets, less the valuation allowance noted, are more likely than not to be fully realized in corresponding future periods, and the Company's net deferred tax asset has been fairly stated as at December 31, 2015. In the event that management determines in the future that it is more likely than not that the net deferred tax assets will be fully realized in the near term and prior to their expiration, the Company will reassess the valuation allowance against the net deferred tax assets and record any changes to income tax expense in the period determined.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The following is a discussion of our primary market risk exposures at December 31, 2015. Our policies to address these risks in 2015 were not materially different from 2014. The Company believes that it is principally exposed to the following types of market risk: interest rate risk, liquidity risk, foreign currency risk, investment and reinsurance counterparty credit risk, equity price risk, derivative counterparty credit risk, derivative interest rate risk, inflation, and energy and weather-related risk.
Interest Rate Risk. The Company's primary market risk exposure is to changes in interest rates. The Company's fixed maturity portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the fair value of our fixed income investments generally falls, and the converse is generally also true. The Company manages its interest rate risk through an asset liability matching strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities to create a match of assets and liabilities. The duration of the assets comprising the fixed income investments decreased during the 2015 calendar year from approximately 2.91 years at December 31, 2014 to 2.74 years at December 31, 2015. A significant portion of the investment portfolio matures each quarter, allowing for reinvestment at current market rates. As of December 31, 2015, assuming parallel shifts in interest rates, the impact of these interest rate shifts in basis points on the Company's cash and fixed income investments of $7,543.7 million (2014 - $5,847.1 million) at December 31, 2015 and 2014 would have been as follows:

	Interest Rate Shift in Basis Points
December 31, 2015	(100)	(50)	—	50	100
	(U.S. dollars in millions)
Total fair value	$7,725.1	$7,635.6	$7,543.7	$7,450.5	$7,356.5
Market value change from base	2.40%	1.22%	—	(1.24)%	(2.48)%
Change in unrealized value	$181.4	$91.9	$—	$(93.2)	$(187.2)

	Interest Rate Shift in Basis Points
December 31, 2014	(100)	(50)	—	50	100
	(U.S. dollars in millions)
Total fair value	$5,987.0	$5,920.9	$5,847.1	$5,769.1	$5,689.6
Market value change from base	2.39%	1.26%	—	(1.33)%	(2.69)%
Change in unrealized value	$139.9	$73.8	$—	$(78.0)	$(157.5)
In addition, we consider the effect of credit spread movements on the market value of our fixed maturity investments, short-term investments and certain of our other investments that invest in fixed maturity securities and the corresponding change in unrealized appreciation. As credit spreads widen, the market value of our fixed maturity securities falls, and the converse is also true.
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the Company's cash and fixed maturity portfolio at December 31, 2015 and 2014:

	Credit Spread Shift in Basis Points
December 31, 2015	(100)	(50)	—	50	100
	(U.S. dollars in millions)
Total fair value	$7,662.7	$7,603.2	$7,543.7	$7,484.2	$7,425.4
Market value change from base	1.58%	0.79%	—	(0.79)%	(1.57)%
Change in unrealized value	$119.0	$59.5	$—	$(59.5)	$(118.3)

	Credit Spread Shift in Basis Points
December 31, 2014	(100)	(50)	—	50	100
	(U.S. dollars in millions)
Total fair value	$5,955.1	$5,901.1	$5,847.1	$5,793.1	$5,739.1
Market value change from base	1.85%	0.92%	—	(0.92)%	(1.85)%
Change in unrealized value	$108.0	$54.0	$—	$(54.0)	$(108.0)
Another method used by the Company to evaluate investment portfolio risk is Value-at-Risk ("VaR"). VaR is a probabilistic method of measuring the potential loss in portfolio value over a given time period and for a given distribution of historical returns. Portfolio risk, as measured by VaR, is affected by four primary risk factors: asset concentration, asset volatility, asset correlation and systematic risk. For a one year period over 95% of the time, assuming the risks taken into account in the VaR model perform per their historical tendencies, the investment portfolio loss for this year period is expected to be less than or equal to 2.66% at December 31, 2015 and 2.53% at December 31, 2014.
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
Foreign Currency Risk. The Company has made a significant investment in the capitalization of Endurance U.K., which is denominated in British Sterling. In 2015, the Company acquired Syndicate 5151 from Montpelier whose capital is also denominated in British Sterling. In addition, the Company enters into reinsurance and insurance contracts for which it is obligated to pay losses in currencies other than U.S. dollars. The majority of our operating foreign currency assets and liabilities are denominated in Euros, British Sterling, Canadian Dollars, Japanese Yen, New Zealand Dollars and Australian Dollars. The Company may, from time to time, experience losses from fluctuations in the values of these and other non-U.S. currencies, which could have a material adverse effect on its results of operations. The Company will attempt to manage its foreign currency risk by seeking to match its liabilities under insurance and reinsurance contracts that are payable in foreign currencies with investments that are denominated in such currencies. The Company purchases assets which are matched in currency to its case reserves at or shortly after the time such reserves are established. The investment portfolio will at times have non-U.S. dollar exposure which may or not be hedged back to U.S. dollars. As part of its asset-liability matching strategy, the Company may also consider the use of hedges when it becomes aware of probable significant losses that will be paid in non-U.S. dollar currencies. For liabilities incurred in currencies other than those listed above, U.S. dollars are converted to the currency of the loss at the time of claims payment. As a result, the Company may, from time to time, experience losses resulting from fluctuations in the value of foreign currencies.
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
For the year ended December 31, 2015, 15.7% (2014 - 16.2%) of the Company's gross premiums were written in currencies other than the U.S. dollar. The portions of our cash and cash equivalents, investments, net premium receivable and insurance and reinsurance balances receivable, and reserves for loss and loss expenses denominated in non-U.S. currencies at December 31, 2015 were approximately 23.5%, 4.7%, 26.5%, and 16.0%, respectively (2014 - 38.4%, 5.7%, 23.9%, and 13.6%, respectively). As of December 31, 2015 and 2014, the Company's principal foreign currency exposures are denominated in British Sterling and Euros. The Company measures and manages its exposure in these currencies, among others, by monitoring its estimated gross and net asset positions. In order to estimate such exposures, the Company considers currency specific investments, cash and cash equivalents, premiums receivable, reserve for losses and loss expenses, and unearned premiums. The total estimated gross and net asset balances denominated in Euros were $254.6 million and $33.5 million, respectively (2014 - $261.2 million and $61.2 million, respectively). The total estimated gross and net asset balances denominated in British Sterling were $335.1 million and $95.5 million, respectively (2014 - $329.7 million and $200.5 million, respectively). Assuming all other variables are held constant and disregarding any tax effects, a 10% change in the U.S. dollar relative to these currencies could result in a $12.9 million and $26.2 million increase or decrease in the net assets held by the Company at December 31, 2015 and 2014, respectively.
Investment Credit Risk. The Company has exposure to credit risk primarily as a holder of fixed maturity investments, short-term investments, equity securities and other investments. The Company’s risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. The Company attempts to limit its credit exposure by investing the fixed maturity portfolio primarily in investments rated BBB-/Baa3 or higher. In addition, the Company has limited its exposure to any single corporate issuer to approximately 1% of its fixed maturity portfolio.
The following table summarizes the fair value composition of the Company's fixed maturity investments and short-term investments by investment ratings assigned by S&P, Moody's or other rating agencies and by contractual maturity at December 31, 2015 and 2014. In some cases, where bonds are unrated, the rating of the issuer has been applied. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2015	Due within one year	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities (1)	Collateralized loan and debt obligations	Asset-backed securities (1)	Total
Ratings	(U.S. dollars in thousands)
U.S. government and agencies securities	$72,824	$410,529	$327,070	$8,045	$—	$—	$—	$818,468
AAA / Aaa	72,501	128,799	35,249	135	440,748	194,320	333,011	1,204,763
AA / Aa	363,702	247,936	30,605	6,310	1,460,324	47,782	81,048	2,237,707
A / A	71,233	692,496	115,706	14,870	112,886	22,186	65,213	1,094,590
BBB	37,058	438,252	114,044	2,072	46,858	59,577	5,956	703,817
Below BBB	4,893	61,219	53,491	3,014	49,867	80,231	15,315	268,030
Not rated	37	16,271	767	205	13,576	1,032	6,712	38,600
Total	$622,248	$1,995,502	$676,932	$34,651	$2,124,259	$405,128	$507,255	$6,365,975

(1)
The effective durations of the Company's mortgage-backed and asset-backed securities portfolios were 3.57 and 1.70, respectively, as of December 31, 2015. These securities are subject to prepayment risk and as such, actual maturity may differ significantly from contract maturity.

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

(1)
The effective durations of the Company's mortgage-backed and asset-backed securities portfolios were 3.67 and 1.01, respectively, as of December 31, 2014. These securities are subject to prepayment risk and as such, actual maturity may differ significantly from contract maturity.

Credit Risk of Reinsurance Counterparties. In addition, the Company has exposure to credit risk as it relates to losses recoverable on paid and unpaid losses where the Company has purchased reinsurance and retrocessional coverages. When reinsurance or retrocessional reinsurance is purchased, the Company requires its reinsurers to have strong financial strength ratings. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. The balance of losses recoverable on paid and unpaid losses at December 31, 2015 was $1,196.0 million (2014 - $889.1 million). At December 31, 2015 and 2014, the Company held collateral of $321.5 million and $199.7 million, respectively, related to its ceded reinsurance agreements. At December 31, 2015, the Company had an allowance of nil (2014 - nil) for estimated uncollectible losses recoverable. The balance of losses recoverable at December 31, 2015 and 2014 was distributed as follows based on the ratings of the reinsurers:

Rating	December 31, 2015	December 31, 2014
	(U.S. dollars in thousands)
U.S. Government sponsored program	$234,596	$339,617
A+ and above	458,255	294,216
A	476,184	248,297
A-	7,060	4
Not rated	19,875	6,952
Total	$1,195,970	$889,086
Equity Price Risk. The Company invests a portion of its investment portfolio in marketable equity securities. At December 31, 2015, the fair value of the equity portfolio was $528.8 million (2014 - $331.4 million). These equity investments are exposed to equity price risk, defined as the potential that the Company incurs an economic loss due to a decline of common stock prices. Beta analysis is used to measure the sensitivity of our equity portfolio to changes in the value of the S&P 500

Index (an index representative of the broad equity market). Our current equity portfolio excluding perpetual preferred equities has a beta of 0.62 (2014 - 0.56) in comparison to the S&P 500 Index.
In addition to beta analysis, a sensitivity analysis can be used to assess equity price risk under varying conditions. The base sensitivity analysis below uses market scenarios of the S&P 500 Index declining both 10 percent and 20 percent to determine the impact of such a decline on the value of the Company's equity securities. These scenarios would result in approximate decreases in the fair value of the Company's equity securities of $32.8 million and $65.5 million, respectively (2014 - $18.6 million and $37.2 million, respectively). As we designate all equities as available for sale, these fair value declines would impact the Company’s Consolidated Balance Sheet.

	20% decrease	% change	10% decrease	% change	December 31, 2015	10% increase	% change	20% increase	% change
	(U.S. dollars in thousands)
Equities	$(65,503)	(12.39)%	$(32,751)	(6.19)%	$528,814	$32,751	6.19%	$65,503	12.39%
Total invested assets (1)	$(65,503)	(0.73)%	$(32,751)	(0.37)%	$8,913,587	$32,751	0.37%	$65,503	0.73%
Shareholders' equity	$(65,503)	(1.35)%	$(32,751)	(0.67)%	$4,856,262	$32,751	0.67%	$65,503	1.35%

(1)	Includes total investments and cash and cash equivalents, net of investments pending settlement.

	20% decrease	% change	10% decrease	% change	December 31, 2014	10% increase	% change	20% increase	% change
	(U.S. dollars in thousands)
Equities	$(37,238)	(11.24)%	$(18,619)	(5.62)%	$331,368	$18,619	5.62%	$37,238	11.24%
Total invested assets (1)	$(37,238)	(0.56)%	$(18,619)	(0.28)%	$6,607,084	$18,619	0.28%	$37,238	0.56%
Shareholders' equity	$(37,238)	(1.17)%	$(18,619)	(0.58)%	$3,185,182	$18,619	0.58%	$37,238	1.17%

(1)	Includes total investments and cash and cash equivalents, net of investments pending settlement.
The changes described above do not take into account any potential mitigating impact from the Company's fixed income or other investments portfolios or the impact of taxes.
Derivative Counterparty Credit Risk. In addition to the Company's exposure to credit risk as a holder of fixed maturity investments, short-term investments, equity securities, other investments, and the Company's exposure to credit risk as relates to reinsurance and retrocessional recoverables, the Company also has credit risk exposure as a party to derivative financial instruments. In order to mitigate the risks associated with derivatives, the Company diversifies its counterparty credit risk, ensures that the counterparties to its derivative contracts are credit worthy and monitors on a regular basis its exposure by counterparty in order to mitigate the counterparty credit risks associated with its derivative contracts. In addition, counterparty risk is mitigated by the periodic receipt of payment of margin. At December 31, 2015, the Company's absolute notional value of derivative contracts was $564.0 million (2014 - $401.6 million), while the net asset position of those derivative contracts was $22.8 million (2014 - $45.2 million).
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
The aggregate hypothetical loss generated from an immediate upward parallel shift in the treasury yield curve of 100 basis points would cause an increase in market value of our net position in swaptions, credit default swaps and interest rate swaps of approximately $0.4 million at December 31, 2015 (2014 - $0.4 million). Credit spreads are assumed to remain constant in these hypothetical examples.
Effects of Inflation. The effects of inflation could cause the cost of claims to rise in the future. The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy. The Company's estimates for losses and loss expenses include assumptions about future payments for settlement of claims and claims handling expenses, however to the extent inflation causes these costs to increase above the reserves established, the Company will be required to increase the reserve for losses and loss expenses. In addition, inflation could lead to higher interest rates causing the current unrealized gain position on the Company's fixed maturity portfolio to decrease. The current short duration of the Company's fixed maturity portfolio has the potential to help reduce the negative effects of higher interest rates on the Company's fixed maturity portfolio. The Company may also choose to hold its fixed maturity portfolio to maturity which would result in the unrealized gains largely amortizing through net investment income.
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
The VaR model, based on a Monte Carlo simulation methodology, seeks to take into account correlations between different positions and potential for movements to offset one another within the portfolio. For most of the risk factors, the volatility is derived from exchange-traded options markets. For those risk factors for which exchange-traded options might not exist, the volatility is based on historical analysis matched to broker quotes from the over-the-counter market, where available. The joint distribution of outcomes is based on our estimate of the historical seasonal dependence among the underlying risk factors, scaled to the current market levels. We then estimate the expected outcomes by applying a Monte Carlo simulation to these risk factors. The joint distribution of the simulated risk factors is then filtered through the portfolio positions, and then the distribution of the outcomes are realized. The 99.6 percentile of this distribution is then calculated as the portfolio VaR. The major limitation of this methodology is that the market data used to forecast parameters of the model may not be an appropriate proxy of those parameters. The VaR methodology uses a number of assumptions, such as (i) risks are measured under average market conditions, assuming appropriate distributions of market risk factors; (ii) future movements in market risk factors follow estimated historical movements; and (iii) the assessed exposures do not change during the holding period. There is no guarantee that these assumptions will prove correct. We expect that, for any given period, our actual results will differ from our assumptions, including with respect to previously estimated potential losses and that such losses could be substantially higher than the estimated VaR. At December 31, 2015, the estimated VaR for our portfolio of energy and weather-related derivatives, as described above, calculated at an estimated 99.6% confidence level, was $25.6 million. The average, low and high amounts calculated by our VaR analysis during the year ended December 31, 2015 were $20.6 million, $12.9 million and $25.6 million, respectively. Refer to Note 9, "Derivatives" in the Notes to the Consolidated Financial Statements of the Company for additional information related to derivative-based risk management products.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
ENDURANCE SPECIALTY HOLDINGS LTD.
We have audited Endurance Specialty Holdings Ltd.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Endurance Specialty Holdings Ltd.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Montpelier Re Holdings Ltd., which is included in the 2015 consolidated financial statements of Endurance Specialty Holdings Ltd. Montpelier Re Holdings Ltd.'s total revenues and net income attributable to common shareholders represented approximately 11% and 18%, respectively, of Endurance Specialty Holdings Ltd.'s related financial statement amounts as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of Endurance Specialty Holdings Ltd. also did not include an evaluation of the internal control over financial reporting of Montpelier Re Holdings Ltd.
In our opinion, Endurance Specialty Holdings Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Endurance Specialty Holdings Ltd. as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015 of Endurance Specialty Holdings Ltd. and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young Ltd.
Hamilton, Bermuda
February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
ENDURANCE SPECIALTY HOLDINGS LTD.
We have audited the accompanying consolidated balance sheets of Endurance Specialty Holdings Ltd. as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Endurance Specialty Holdings Ltd. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Endurance Specialty Holdings Ltd.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young Ltd.
Hamilton, Bermuda
February 26, 2016

ENDURANCE SPECIALTY HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 AND 2014
(In thousands of United States dollars except share amounts)

	December 31, 2015	December 31, 2014
ASSETS
Investments
Fixed maturity investments, trading at fair value (amortized cost: $1,611,079 and nil at December 31, 2015 and 2014, respectively)	$1,587,160	$—
Fixed maturity investments, available for sale at fair value (amortized cost: $4,361,997 and $5,032,506 at December 31, 2015 and 2014, respectively)	4,359,019	5,092,581
Short-term investments, trading at fair value (amortized cost: $394,096 and nil at December 31, 2015 and 2014, respectively)	394,111	—
Short-term investments, available for sale at fair value (amortized cost: $25,657 and $9,015 at December 31, 2015 and 2014, respectively)	25,685	9,014
Equity securities, trading at fair value (amortized cost: $15,290 and nil at December 31, 2015 and 2014, respectively)	15,229	—
Equity securities, available for sale at fair value (cost: $542,429 and $303,922 at December 31, 2015 and 2014, respectively)	513,585	331,368
Other investments	872,617	541,454
Total investments	7,767,406	5,974,417
Cash and cash equivalents	1,177,750	745,472
Premiums receivable, net	1,376,328	883,450
Insurance and reinsurance balances receivable	102,403	122,214
Deferred acquisition costs	255,501	207,368
Prepaid reinsurance premiums	498,574	354,940
Reinsurance recoverable on unpaid losses	907,944	670,795
Reinsurance recoverable on paid losses	288,026	218,291
Accrued investment income	30,213	27,183
Goodwill and intangible assets	553,960	153,405
Deferred tax asset	64,164	48,995
Net receivable on sales of investments	31,873	38,877
Other assets	187,383	195,277
Total assets	$13,241,525	$9,640,684
LIABILITIES
Reserve for losses and loss expenses	$4,510,415	$3,846,859
Reserve for unearned premiums	1,789,148	1,254,519
Deposit liabilities	13,674	15,136
Reinsurance balances payable	661,213	375,711
Debt	717,650	523,617
Net payable on purchases of investments	63,442	151,682
Deferred tax liability	17,315	—
Other liabilities	344,596	287,978
Total liabilities	8,117,453	6,455,502
Commitments and contingent liabilities
SHAREHOLDERS' EQUITY
Preferred shares, total liquidation preference $460,000 (2014 - $430,000)	9,209	17,200
Common shares, ordinary - 66,797,991 issued and outstanding (2014 - 44,765,153)	66,798	44,765
Additional paid-in capital	2,145,836	598,226
Accumulated other comprehensive (loss) income	(46,634)	76,706
Retained earnings	2,681,053	2,448,285
Total shareholders' equity available to Endurance Holdings	4,856,262	3,185,182
Non-controlling interests	267,810	—
Total shareholders' equity	5,124,072	3,185,182
Total liabilities and shareholders' equity	$13,241,525	$9,640,684
See accompanying notes to the consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013
(In thousands of United States dollars, except share and per share amounts)

	2015	2014	2013
Revenues
Gross premiums written	$3,320,861	$2,894,076	$2,665,244
Ceded premiums written	(1,370,391)	(959,870)	(616,311)
Net premiums written	1,950,470	1,934,206	2,048,933
Change in unearned premiums	27,983	(70,228)	(32,449)
Net premiums earned	1,978,453	1,863,978	2,016,484
Net investment income	113,826	131,543	166,216
Net realized and unrealized gains	12,660	14,283	15,164
Net impairment losses recognized in earnings	(3,715)	(625)	(1,616)
Other underwriting loss	(3,694)	(5,786)	(2,046)
Total revenues	2,097,530	2,003,393	2,194,202
Expenses
Net losses and loss expenses	917,108	970,162	1,219,684
Acquisition expenses	347,885	319,513	304,430
General and administrative expenses	259,791	247,387	236,873
Corporate expenses	114,429	66,200	58,033
Amortization of intangibles	30,620	6,484	7,012
Net foreign exchange losses	26,964	3,839	14,214
Interest expense	41,260	40,968	36,188
Total expenses	1,738,057	1,654,553	1,876,434
Income before income taxes	359,473	348,840	317,768
Income tax expense	(4,362)	(390)	(5,853)
Net income	355,111	348,450	311,915
Net income attributable to non-controlling interests	(11,016)	—	—
Net income available to Endurance Holdings	344,095	348,450	311,915
Preferred dividends	(32,750)	(32,750)	(32,750)
Net income available to Endurance Holdings' common and participating common shareholders	$311,345	$315,700	$279,165
Comprehensive income
Net income	$355,111	$348,450	$311,915
Other comprehensive (loss) income
Net unrealized holding (losses) gains on investments arising during the period (net of other-than-temporary impairment losses recognized in other comprehensive (loss) income, reclassification adjustment and applicable deferred income tax benefit (expense) in 2015 - $5,890; 2014 - ($4,121); 2013 - $10,613)	(98,738)	40,150	(95,781)
Foreign currency translation adjustments	(24,690)	(26,264)	5,960
Reclassification adjustment for net losses on derivatives designated as cash flow hedge included in net income	88	89	89
Other comprehensive (loss) income	(123,340)	13,975	(89,732)
Comprehensive income	231,771	362,425	222,183
Comprehensive income attributable to non-controlling interests	(11,016)	—	—
Comprehensive income attributable to Endurance Holdings common and participating common shareholders	$220,755	$362,425	$222,183
Per share data
Basic earnings per common share	$5.74	$7.07	$6.37
Diluted earnings per common share	$5.73	$7.06	$6.37
See accompanying notes to the consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(In thousands of United States dollars)

	2015	2014	2013
Preferred shares
Balance, beginning of year	$17,200	$17,200	$17,200
Issuance of Series C, non-cumulative preferred shares	9	—	—
Redemption of Series A, non-cumulative preferred shares	(8,000)	—	—
Balance, end of year	9,209	17,200	17,200
Common shares
Balance, beginning of year	44,765	44,369	43,116
Issuance of common shares, net of forfeitures	22,033	396	1,571
Repurchase of common shares	—	—	(318)
Balance, end of year	66,798	44,765	44,369
Additional paid-in capital
Balance, beginning of year	598,226	569,116	527,915
Issuance of common shares, net of forfeitures	1,476,615	2,143	30,480
Issuance of Series C, non-cumulative preferred shares	222,954	—	—
Public offering and registration costs	(936)	—	—
Repurchase of common shares	—	—	(14,266)
Redemption of Series A, non-cumulative preferred shares	(192,000)	—	—
Settlement of equity awards	(14,535)	(4,039)	(3,001)
Stock-based compensation expense	55,512	31,006	27,988
Balance, end of year	2,145,836	598,226	569,116
Accumulated other comprehensive (loss) income
Cumulative foreign currency translation adjustments:
Balance, beginning of year	(7,628)	18,636	12,676
Foreign currency translation adjustments	(24,690)	(26,264)	5,960
Balance, end of year	(32,318)	(7,628)	18,636
Unrealized holding (losses) gains on investments, net of deferred taxes:
Balance, beginning of year	86,100	45,950	141,731
Net unrealized holding (losses) gains arising during the year, net of other-than-temporary impairment losses and reclassification adjustment	(98,738)	40,150	(95,781)
Balance, end of year	(12,638)	86,100	45,950
Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of year	(1,766)	(1,855)	(1,944)
Net change from current period hedging transactions, net of reclassification adjustment	88	89	89
Balance, end of year	(1,678)	(1,766)	(1,855)
Total accumulated other comprehensive (loss) income	(46,634)	76,706	62,731
Retained earnings
Balance, beginning of year	2,448,285	2,193,133	1,969,903
Net income	355,111	348,450	311,915
Net income attributable to non-controlling interests	(11,016)	—	—
Dividends on preferred shares	(32,750)	(32,750)	(32,750)
Dividends on common shares	(78,577)	(60,548)	(55,935)
Balance, end of year	2,681,053	2,448,285	2,193,133
Total shareholders' equity available to Endurance Holdings	4,856,262	3,185,182	2,886,549
Non-controlling interests	267,810	—	—
Total shareholders' equity	$5,124,072	$3,185,182	$2,886,549
See accompanying notes to the consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(In thousands of United States dollars)

	2015	2014	2013
Cash flows provided by operating activities:
Net income	$355,111	$348,450	$311,915
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	45,317	45,757	53,336
Amortization of other intangibles and depreciation	51,457	27,234	21,250
Net realized and unrealized gains	(12,660)	(14,283)	(15,164)
Net impairment losses recognized in earnings	3,715	625	1,616
Deferred taxes	(2,727)	(1,414)	2,412
Stock-based compensation expense	55,512	31,006	27,988
Equity in earnings of other investments	13,553	(19,608)	(64,321)
Premiums receivable, net	(153,735)	(214,252)	(67,246)
Insurance and reinsurance balances receivable	33,729	5,508	(22,059)
Deferred acquisition costs	(48,133)	(21,341)	(17,775)
Prepaid reinsurance premiums	(74,944)	(167,731)	(20,507)
Reinsurance recoverable on unpaid losses	(197,097)	(77,040)	98,028
Reinsurance recoverable on paid losses	(61,748)	(54,071)	(81,061)
Accrued investment income	5,840	(3,079)	3,062
Other assets	(25,683)	(17,132)	(10,372)
Reserve for losses and loss expenses	(57,375)	(155,400)	(238,617)
Reserve for unearned premiums	36,036	235,668	53,607
Deposit liabilities	(1,462)	(4,322)	(2,762)
Reinsurance balances payable	204,557	194,650	70,218
Other liabilities	76,194	127,036	54,376
Net cash flows provided by operating activities	245,457	266,261	157,924
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of trading investments	626,914	—	—
Proceeds from sales and maturities of available for sale investments	5,725,794	4,145,940	4,023,339
Proceeds from the redemption of other investments	188,060	154,655	31,961
Purchases of trading investments	(1,080,478)	—	—
Purchases of available for sale investments	(5,421,949)	(4,449,225)	(4,259,800)
Purchases of other investments	(221,457)	(59,023)	(67,572)
Net settlements of other assets	21,273	11,665	(50,355)
Purchases of fixed assets	(26,988)	(40,932)	(24,960)
Net cash received from (paid for) subsidiary acquisition	675,624	39	(390)
Net cash flows provided by (used in) investing activities	486,793	(236,881)	(347,777)
Cash flows used in financing activities
Issuance of common shares	24,823	2,305	31,884
Issuance of Series C, non-cumulative preferred shares	222,963	—	—
Repurchase of common shares	—	—	(14,584)
Redemption of Series A, non-cumulative preferred shares	(200,000)	—	—
Settlement of equity awards	(14,535)	(4,039)	(3,001)
Net contributions to non-controlling interests	(1,739)	—	—
Offering and registration costs paid	(617)	—	—
Bridge facility costs paid	—	(4,750)	—
Proceeds from issuance of debt	5,008	706	703
Repayments of debt	(199,454)	(686)	(768)
Dividends on preferred shares	(32,750)	(32,750)	(32,750)
Dividends on Endurance Holdings' common shares	(78,473)	(60,524)	(55,906)
Net cash flows used in financing activities	(274,774)	(99,738)	(74,422)
Effect of exchange rate changes on cash and cash equivalents	(25,198)	(30,021)	(13,893)
Net increase (decrease) in cash and cash equivalents	432,278	(100,379)	(278,168)
Cash and cash equivalents, beginning of year	745,472	845,851	1,124,019
Cash and cash equivalents, end of year	$1,177,750	$745,472	$845,851
See accompanying notes to the consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

1.     Organization
Endurance Specialty Holdings Ltd. ("Endurance Holdings", together with its subsidiaries, the "Company") was organized as a Bermuda holding company on June 27, 2002. On July 31, 2015, the Company acquired all of the outstanding common shares of Montpelier Re Holding Ltd. ("Montpelier"), a Bermuda based provider of global property and casualty reinsurance and insurance products. As part of the acquisition, the Company acquired Montpelier's Lloyd's of London ("Lloyd's") operations, including Syndicate 5151 ("Syndicate 5151") and its managing agent, Endurance at Lloyd's Limited ("Endurance at Lloyd's"). Also as part of the acquisition, the Company acquired Montpelier's collateralized reinsurance and third party asset management operations, operating under the name "Blue Capital", which includes Blue Capital Management Ltd. ("BCML"), a wholly-owned subsidiary that provides investment and insurance management services to the Blue Capital vehicles primarily through business written in Blue Water Re Ltd. ("Blue Water Re") and Blue Water Re II Ltd. ("Blue Water Re II"), wholly-owned special purpose insurers. See Note 4, Investments, for additional information with respect to the Blue Capital entities. The Company's Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2015 include the results of operations of Montpelier from August 1, 2015. For additional information on the acquisition of Montpelier, see Note 3, Acquisition of Montpelier.
Endurance Holdings writes specialty lines of insurance and reinsurance on a global basis through its wholly-owned operating subsidiaries:

Operating Subsidiaries	Domicile
Endurance Specialty Insurance Ltd. ("Endurance Bermuda")	Bermuda
Blue Capital Management Ltd., manager of Blue Water Re Ltd. and Blue Water Re II Ltd.	Bermuda
Endurance Worldwide Insurance Limited ("Endurance U.K.")	England
Endurance at Lloyd's, managing agent for Lloyd's Syndicate 5151	England
Endurance Reinsurance Corporation of America ("Endurance U.S. Reinsurance")	Delaware
Endurance American Insurance Company ("Endurance American")	Delaware
Endurance American Specialty Insurance Company ("Endurance American Specialty")	Delaware
Endurance Risk Solutions Assurance Co. ("Endurance Risk Solutions")	Delaware
American Agri-Business Insurance Company ("American Agri-Business"), managed by ARMtech Insurance Services, Inc. (together with American Agri-Business, "ARMtech")	Texas
In addition, as part of the Blue Capital operations Endurance Holdings and Endurance Bermuda together own 33.3% of Blue Capital Reinsurance Holdings Ltd. ("BCRH") and Endurance Bermuda owns 25.1% of Blue Capital Global Reinsurance Fund Limited ("BCGR").
BCRH is a Bermuda-based exempted limited liability holding company managed by BCML that provides fully-collateralized property catastrophe reinsurance and invests in various insurance-linked securities through its wholly-owned Bermuda-based subsidiaries, Blue Capital Re. Ltd. ("Blue Capital Re") and Blue Capital Re ILS Ltd. ("Blue Capital Re ILS"). BCRH's shares are listed on the New York Stock Exchange and the Bermuda Stock Exchange.
BCGR is a closed-ended mutual fund incorporated in Bermuda and managed by BCML that serves as the feeder fund for the Blue Capital Global Reinsurance SA-1 cell (the "BCGR Cell"). BCGR's shares are listed on the Specialist Fund Market of the London Stock Exchange and on the Bermuda Stock Exchange.
2.     Significant accounting policies
The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States ("U.S. GAAP") and include the accounts of Endurance Holdings and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The following are significant accounting and reporting policies adopted by the Company:

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

2.     Significant accounting policies, cont'd.

(a)	Premiums and related expenses
The Company's insurance premiums are earned pro rata over the term of the applicable risk period specified in the insurance policy. The Company's insurance policies cover losses occurring or claims made during the term of the policy. Generally, the Company receives a fixed premium which is identified in the policy and is recorded on the inception date of the contract or when premiums are determinable and earned evenly over the policy term. This premium will only adjust if the underlying insured values adjust. Accordingly, the Company monitors the underlying insured values and records additional or return premiums in the period in which amounts are reasonably determinable.
The Company's reinsurance premiums are earned in proportion to the amount of reinsurance protection provided over the applicable risk period established in the reinsurance contract. Reinsurance contracts written on a losses occurring basis cover losses which occur during the term of the reinsurance contract, typically 12 months. Accordingly, the Company earns the premium on a losses occurring reinsurance contract evenly over the reinsurance contract term. Reinsurance contracts written on a policies attaching basis cover losses from the underlying insurance policies incepting during the terms of the reinsurance contracts. Losses under a policies attaching reinsurance contract may occur after the end date of the reinsurance contract, so long as they are losses from policies that began during the reinsurance contract period. The Company typically earns the premiums for policies attaching reinsurance contracts over a 24-month period in proportion to the amount of reinsurance protection provided to reflect the extension of the risk period past the term of the contract and the varying levels of reinsurance protection provided during the reinsurance contract period.
In addition to the applicable risk period, the Company's estimate of its reinsurance premiums written is based on the type of reinsurance contracts underwritten. For excess of loss reinsurance contracts, the deposit premium, as defined in the contract, is generally considered to be the best estimate of the reinsurance contract's written premium at inception. The Company earns reinstatement premiums upon the occurrence of a loss under the reinsurance contract. Reinstatement premiums are calculated in accordance with the contract terms based upon the ultimate loss estimate associated with each contract. For proportional reinsurance contracts, the Company estimates premium, commissions and related expenses based on broker and ceding company estimates and also utilizes judgment in establishing proportional reinsurance contract estimates.
Premiums on the Company's excess of loss and proportional reinsurance contracts are estimated at the time the business is underwritten. Accordingly, this is the amount the Company records as written premium in the period the reinsurance contract is underwritten. As actual premiums are reported by the ceding companies, management evaluates the appropriateness of the original premium estimates and any adjustments to these estimates are recorded in the period in which they become known.
Premiums receivable are recorded at amounts due less any allowance for estimated uncollectible premiums receivable. At December 31, 2015, the Company had an allowance for estimated uncollectible premiums receivable of $7.4 million (2014 - $2.6 million).
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
The Company’s reserve for losses and loss expenses includes case reserves and reserves for losses incurred but not reported (referred to as "IBNR reserves"). Case reserves are established for losses that have been reported, but not yet paid. IBNR reserves represent a provision for claims that have been incurred but not yet reported to the Company, as well as future loss development on losses already reported, in excess of the case reserves. Case reserves and IBNR reserves are established by management based on reports from reinsurance intermediaries, ceding companies and insureds, and consultations with independent legal counsel. In addition, reserves for IBNR losses and loss expenses are established by management based on reported losses and loss expenses, and actuarially determined estimates of ultimate losses and loss expenses.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

2.     Significant accounting policies, cont'd.

(b)	Reserve for losses and loss expenses, cont'd.
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
The Company's loss and loss expense reserves are reviewed regularly, and adjustments, if any, are reflected in earnings in the period in which they become known. The establishment of new loss and loss expense reserves or the adjustment of previously recorded loss and loss expense reserves could result in significant positive or negative changes to the Company's financial condition for any particular period. While management believes the Company's estimate of loss and loss expense reserves is reasonable, the ultimate loss experience may not be reliably predicted, and it is possible losses and loss expenses may be materially different than the total reserve for losses and loss expenses recorded by the Company.

(c)	Reinsurance
Reinsurance recoverable on paid and unpaid losses represent estimates of losses and loss expenses that will be recovered from reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreements and consistent with the establishment of the Company's reserve for losses and loss expenses. Ceding commissions earned on ceded business are classified as an offset to acquisition and general and administrative expenses.

(d)	Investments
The Company currently classifies its fixed maturity investments, short-term investments and equity securities as trading or available for sale. Trading securities are carried at estimated fair value, with related net realized and unrealized gains or losses included in earnings. The Company acquired a portfolio of investments classified as trading from Montpelier. In addition, in the fourth quarter of 2015, the Company started designating, on acquisition, certain fixed maturity, short-term and equity investments as trading, rather than as available for sale. The Company has elected to account for trading securities using the fair value option under current accounting guidance, as the Company believes it represents the most meaningful measurement basis for these assets and presents the Company's fixed maturity, short-term and equity investments in a manner consistent with the way in which the Company manages the investment portfolio, which is on a total investment return basis. The Company currently expects to continue to designate, in future periods, on acquisition, certain fixed maturity, short-term and equity investments as trading, rather than as available for sale. As a result, the Company currently expects its fixed maturity, short-term and equity investments balances classified as available for sale to decrease and the trading balance for each of these investments to increase. This change will result in a reduction in other-than-temporary accounting judgments the Company makes and will result in additional volatility in the Company's net income in future periods as net unrealized gains and losses on these investments will be recorded in net income, rather than as a component of accumulated other comprehensive (loss) income in shareholders' equity.

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
Level 3: Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the Company's own views about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.
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
For fixed maturity and short-term investments classified as available for sale in an unrealized loss position for which a decision to sell has not been made and it is not more likely than not that the Company will be required to sell the security, the Company performs additional reviews to determine whether the investment will recover its amortized cost. If the amortized cost of the Company's fixed maturity and short-term investments classified as available for sale is, based upon the judgment of management, unlikely to be recovered, the Company writes down the investment by the amount representing the credit related portion of the decline in value, thereby establishing a new cost basis. The amount of the write-down is recognized in earnings as an OTTI loss. The new cost basis is not changed for subsequent recoveries in fair value.
To the extent the Company determines that the amortized cost of the Company's fixed maturity and short-term investments classified as available for sale is likely to be recovered and the decline in value is related to non-credit factors (such as interest rates, market conditions, etc.) and not due to credit related factors, that remaining non-credit portion of the unrealized loss is recorded as a part of accumulated other comprehensive (loss) income in the shareholders' equity section of the Company's Consolidated Balance Sheets.
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
(f)    Intangible assets
Identifiable intangible assets are amortized in accordance with their useful lives. Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment annually at the beginning of the fourth quarter, or more often if impairment indicators arise. In making an assessment of the value of its goodwill and intangible assets, the Company uses both market based and non-market based valuations.
Assumptions underlying these valuations include forecasts of discounted future cash flows and future profits and comparable transactions observed in the market, in addition to an analysis of the Company’s stock price relative to both its book value and its net income.

(g)	Offering and registration costs
Offering and registration costs incurred in connection with equity offerings, including investment banking fees and legal fees, are deducted from the proceeds of the offerings.

(h)	Foreign exchange
Assets and liabilities of foreign operations whose functional currency is not the United States dollar are translated at exchange rates in effect at the balance sheet date. Revenues and expenses of such foreign operations are translated at weighted average exchange rates during the year. The effect of the translation adjustments for foreign operations is included in accumulated other comprehensive (loss) income, net of applicable deferred income taxes. Other monetary assets and liabilities denominated in foreign currencies are revalued at the exchange rates in effect at the balance sheet date with the resulting net foreign exchange gains and losses included in earnings. Revenues and expenses denominated in foreign currencies are translated at the prevailing exchange rate on the transaction date.

(i)	Derivatives
Current accounting guidance requires the recognition of all derivative financial instruments including embedded derivative instruments, as either assets or liabilities in the Consolidated Balance Sheets at fair value.
The Company may use various derivative instruments such as foreign exchange forward, future and option contracts; industry loss warranty swaps; interest rate futures, swaps, swaptions, and options; credit default swaps; LIBOR swaps; commodity futures and options; weather swaps and options; loss development covers; and to-be-announced mortgage-backed securities. These derivative instruments are used to manage exposure to interest rate and currency risk, to enhance the efficiency of the Company's investment portfolio, to economically hedge certain risks, and as part of its weather risk management business. Except for a cash flow hedge entered into in 2004 as disclosed in Note 9, Derivatives, these derivative instruments do not qualify, and are not designated, as hedges. Derivatives are recorded at fair value with changes in fair value and any gains or losses are recognized in net realized and unrealized gains, net foreign exchange losses, or other underwriting loss in the Consolidated Statements of Income and Comprehensive Income.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

2.     Significant accounting policies, cont'd.

(i)	Derivatives, cont'd.
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
The Company has a share-based employee and non-employee director equity incentive plan ("2007 Equity Incentive Plan") and other share plans, which are described more fully in Note 16, Stock-based employee compensation and other stock plans. The fair value of the compensation cost incurred under these plans is measured at the grant date and is expensed over the period for which the employee is required to provide services in exchange for the award. Forfeiture benefits are estimated at the time of grant and incorporated in the determination of share-based compensation costs. Awards under the 2007 Equity Incentive Plan generally vest over four years for employees and one year for non-employee directors.

(l)	Earnings per share
The two-class method utilized by the Company is an earnings allocation formula that determines earnings per share for the holders of Endurance Holdings' ordinary shares (also referred to as "common shares") and participating common shares, which includes unvested restricted shares and restricted share units that receive cash dividends, according to dividends declared (or accumulated) and participation rights in undistributed earnings. Net income available to common and participating common shareholders is reduced by the amount of dividends declared in the current period and by the contractual amount of dividends that must be paid for the current period related to the Company's common and participating common shares. Any remaining undistributed earnings are allocated to the common and participating common shareholders to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. In periods of loss, no losses are allocated to participating common shareholders. Instead, all such losses are allocated solely to the common shareholders.
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
Entities that do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as variable interest entities ("VIE"). A VIE is consolidated by the variable interest holder that is determined to have the controlling financial interest (primary beneficiary) as a result of having both the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE's capital structure, contractual terms, nature of the VIE's operations and purpose and the Company's relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company reassesses its VIE determination with respect to an entity on an ongoing basis. See also Note 4, Investments.

(o)	Non-controlling interests
The Company accounts for non-controlling interests in the shareholders' equity section of the Company's Consolidated Balance Sheets in accordance with current accounting guidance regarding consolidation. Net income attributable to non-controlling interest is presented separately in the Company's Consolidated Statements of Income and Comprehensive Income.

(p)	Reclassifications
Certain comparative information has been reclassified to conform to current year presentation.
(q)     Recent accounting pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. ASU 2014-09 also provides guidance on accounting for certain contract costs and will also require new disclosures. ASU 2014-09 was to be effective for public business entities in annual and interim periods beginning after December 15, 2016, however, in July 2015, the FASB decided to defer by one year the effective dates of ASU 2014-09, and as a result, ASU 2014-09 will be effective for public business entities in annual and interim period beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company's Consolidated Financial Statements.
In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis" ("ASU 2015-02"). Under ASU 2015-02, all legal entities are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 set forth amendments: (1) modifying the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities; (2) eliminating the presumption that a general partner should consolidate a limited partnership; (3) affecting the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) providing a scope exception from consolidation guidance for certain reporting entities. ASU 2015-02 is effective for public business entities for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. ASU 2015-02 may be applied retrospectively or by using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the year of adoption. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company's Consolidated Financial Statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

2.     Significant accounting policies, cont'd.
(q)     Recent accounting pronouncements, cont'd.
In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). The objective of ASU 2015-03 is to simplify the presentation of debt issuance costs by requiring direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for public business entities in annual and interim periods beginning after December 15, 2015. Early adoption is permitted. ASU 2015-03 should be applied retrospectively, and upon transition, applicable disclosures for a change in accounting principle shall be provided, including the transition method, a description of the prior period information that has been retrospectively adjusted, and the effect of the change on the applicable financial statement line items. The Company retrospectively adopted this standard effective October 1, 2015. Debt issuance costs as at December 31, 2015, 2014 and 2013 of $3.2 million, $4.1 million, and $5.1 million, respectively, have been reclassified from other assets to debt in the Company's Consolidated Balance Sheets. This standard had no impact on the Company's Consolidated Statements of Income and Comprehensive Income.
In May 2015, the FASB issued ASU 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)" ("ASU 2015-07"). The objective of ASU 2015-07 is to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using net asset value per share. ASU 2015-07 is effective for public business entities in annual and interim periods beginning after December 15, 2015. Early adoption is permitted. ASU 2015-07 should be applied retrospectively. The Company retrospectively adopted this standard effective October 1, 2015. The Company's other investments were removed from the fair value hierarchy tables for the years ended December 31, 2015 and 2014 in Note 5, Fair value. This standard had no impact on the Company's Consolidated Financial Statements.
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

3.     Acquisition of Montpelier, cont'd.
The aggregate consideration for the transaction consisted of the issuance of 20.7 million of the Company’s ordinary shares valued at $1.4 billion and $451.1 million of cash. The cash consideration was funded through a pre-closing dividend from Montpelier of $9.89 per common share, or $451.1 million (the "Special Dividend"). In connection with the acquisition of Montpelier, the Company incurred transaction and integration related expenses of $76.6 million in the year ended December 31, 2015, which included $19.5 million related to transaction costs, including due diligence, legal, accounting and investment banking fees and expenses, $4.4 million of costs related to the integration of Montpelier and the Company, and $52.7 million of compensation-related costs associated with terminating employees of Montpelier. These expenses have all been reported as a component of corporate expenses.
Purchase price
The Company's total purchase price for Montpelier at July 31, 2015 was calculated as follows:

Consideration paid by Endurance Holdings
Number of Montpelier common shares outstanding immediately prior to the closing of the acquisition	43,827,753
Exchange ratio	0.472
Total Company ordinary shares	20,686,699
Company ordinary share closing price on July 31, 2015	$69.49
Total value of Company ordinary shares	$1,437,519
Fair value of restricted share units attributable to service period prior to Closing Date(1)	$33,327
Total consideration	$1,470,846

Special Dividend paid by Montpelier
Number of Montpelier common shares and restricted share units eligible for special dividend	45,611,810
Special dividend paid per Montpelier common share and restricted share unit	$9.89
Total special dividend consideration paid to Montpelier common shareholders and Montpelier equity award holders	$451,101

Total consideration received by Montpelier common shareholders and Montpelier equity award holders	$1,921,947
Less: Special Dividend paid by Montpelier	(451,101)
Net purchase price	$1,470,846
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
Fair value of net assets acquired and liabilities assumed
The purchase price was allocated to the acquired assets and liabilities of Montpelier based on estimated fair values on July 31, 2015, the Closing Date, as detailed below. The Company recognized goodwill of $87.6 million primarily attributable to Montpelier's assembled workforce and synergies expected to result upon integration of Montpelier into the Company's operations. The Company estimates that none of the goodwill that was recorded will be deductible for income tax purposes. The allocation of the purchase price is based on information that was available to management at the time the consolidated financial statements were prepared. The allocation may change as additional information becomes available within the measurement period, which cannot exceed 12 months from the acquisition date. The fair value recorded for these items may be subject to adjustments, which may impact the individual amounts recorded for assets acquired and liabilities assumed, as well as the residual goodwill. The Company identified finite lived intangible assets of $293.2 million, which will be amortized over a weighted average period of 8 years, identifiable indefinite lived intangible assets of $57.6 million, and certain other

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.     Acquisition of Montpelier, cont'd.
adjustments to the fair values of the assets acquired, liabilities assumed and shareholders' equity of Montpelier at July 31, 2015 as summarized in the table below:

Montpelier shareholders' equity attributable to controlling interest prior to Special Dividend	$1,560,255
Cash and cash equivalents (Special Dividend on Montpelier common shares and Montpelier equity awards)	(451,101)
Adjusted shareholders' equity of Montpelier as of July 31, 2015	1,109,154
Adjustments for fair value, by applicable balance sheet caption:
Assets:
Fixed maturity investments, trading at fair value	(11,100)
Deferred acquisition costs	(91,713)
Reinsurance recoverable on unpaid losses	(675)
Other assets	(12,459)
Liabilities:
Reserve for losses and loss expenses	10,822
Debt	21,123
Deferred tax liability	(18,346)
Equity:
Non-controlling interest	25,615
Total adjustments for fair value by applicable balance sheet caption	(76,733)
Adjustments for fair value of the identifiable intangible assets:
Identifiable indefinite lived intangible assets (insurance licenses, Lloyd's syndicate capacity and asset management agreements)	57,600
Identifiable finite lived intangible assets (non-contractual relationships, Lloyd's syndicate distribution channel, renewal rights, value of business acquired ("VOBA"), trade names, non-compete agreements and asset management agreements)	293,200
Total adjustments for fair value by applicable balance sheet caption and identifiable intangible assets	274,067
Estimated fair value of net assets acquired and identifiable intangible assets	1,383,221
Total consideration paid by Endurance Holdings	1,470,846
Estimated total consideration over the fair value of net assets acquired assigned to goodwill	$87,625
An explanation of the significant fair value adjustments is as follows:

•	Fixed maturity investments, trading at fair value - To reflect certain investments at fair value;

•	Deferred acquisition costs - To eliminate Montpelier's deferred acquisition costs;

•	Other assets - To eliminate deferred debt issuance costs related to Montpelier's existing senior notes and to write off Montpelier's fixed assets and goodwill;

•
Reserve for losses and loss expenses - To reflect a decrease in net losses and loss expenses due to the addition of a market based risk margin, which represents the cost of capital required by a market participant to assume the net losses and loss expenses of Montpelier, offset by a deduction that represents the discount due to the present value calculation of the unpaid losses and loss expenses based on the expected payout of the net unpaid losses and loss expenses;

•	Debt - To reflect Montpelier's existing senior notes and trust preferred securities at fair value using indicative market pricing obtained from third-party service providers;

•	Deferred tax liability - To reflect the deferred tax liability on identifiable intangible assets;

•	Non-controlling interest - To reflect Montpelier's non-controlling interest at fair value; and

•	Identifiable indefinite lived and finite lived intangible assets - To establish the fair value of identifiable intangible assets related to the acquisition of Montpelier described in detail below.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.     Acquisition of Montpelier, cont'd.
Identifiable intangible assets at July 31, 2015 consisted of the following, and are included in goodwill and other intangible assets on the Company's consolidated balance sheets:

	Amount	Economic Useful Life
Key non-contractual relationships	$71,800	10
Other non-contractual relationships	22,400	3
Trade names	1,800	Various
Insurance licenses	1,900	Indefinite
Non-compete agreements	5,700	Various
Lloyd's syndicate capacity	48,300	Indefinite
Lloyd's syndicate distribution channel	18,400	10
Renewal rights	82,100	15
VOBA	88,400	2
Asset management agreements	10,000	Various
Identifiable intangible assets at July 31, 2015	$350,800
An explanation of the identifiable intangible assets is as follows:

•
Key non-contractual relationships - these relationships included Montpelier's top brokers and consideration was given to the expectation of the renewal of these relationships and the associated expenses;

•
Other non-contractual relationships - these relationships consisted of Montpelier's brokers with the exception of those top brokers previously listed above as key non-contractual relationships and consideration was given to the expectation of the renewal of these relationships and the associated expenses;

•	Trade names - represents the value of the Montpelier and Blue Capital brands acquired;

•	Insurance licenses - the value of insurance licenses acquired providing the ability to write reinsurance in 15 states of the U.S.;

•	Non-compete agreements - represent non-compete agreements with key employees of Montpelier;

•	Lloyd's syndicate capacity - the value of Lloyd's syndicate capacity, which represents Montpelier's authorized premium income limit to write insurance business in the Lloyd's marketplace;

•	Lloyd's syndicate distribution channel - the value of sales of insurance policies that result directly from relationships between Lloyd's and the brokers in the Lloyd's marketplace;

•
Renewal rights - the value of policy renewal rights taking into consideration written premium on assumed retention ratios and the insurance cash flows and the associated equity cash flows from these renewal policies over the expected life of the renewals;

•
VOBA - the expected future losses and expenses associated with the policies that were in-force as of the Closing Date of the transaction were estimated and compared to the future premium remaining expected to be earned. The difference between the risk-adjusted future loss and expenses, discounted to present value and the unearned premium reserve, was estimated to be the VOBA; and

•	Asset management contracts - represents the value of the Blue Capital asset management contracts acquired.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.     Acquisition of Montpelier, cont'd.
Financial results
The following table summarizes the results of Montpelier since July 31, 2015 that have been included in the Company's Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2015:

For the period from July 31, 2015 to December 31, 2015
Total revenues	$225,899
Net income attributable to the Company's common shareholders(1)	54,768
(1) Includes $52.7 million of compensation-related costs associated with terminating employees of Montpelier.
Supplemental pro forma information
The following table presents unaudited pro forma consolidated financial information for the years ended December 31, 2015 and 2014 and assumes the acquisition of Montpelier occurred on January 1, 2014. The unaudited pro forma consolidated financial information is provided for informational purposes only and is not necessarily, and should not be assumed to be, an indication of the results that would have been achieved had the transaction been completed as of January 1, 2014 or that may be achieved in the future. The unaudited pro forma consolidated financial information does not give consideration to the impact of possible revenue enhancements, expense efficiencies, synergies or asset dispositions that may result from the acquisition of Montpelier. In addition, unaudited pro forma consolidated financial information does not include the effects of costs associated with any restructuring or integration activities resulting from the acquisition of Montpelier, as they are nonrecurring.

	Year Ended December 31,
	2015	2014
Total revenues	$2,452,410	$2,668,604
Net income available to Endurance Holdings' common shareholders	443,817	388,371
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
4.     Investments
Composition of Net Investment Income and of Invested Assets
The components of net investment income for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Fixed income investments	$132,786	$118,084	$109,118
Equity securities	8,209	5,689	3,956
Other investments	(13,553)	19,609	64,321
Cash and cash equivalents	2,870	2,445	2,752
	$130,312	$145,827	$180,147
Investment expenses	(16,486)	(14,284)	(13,931)
Net investment income	$113,826	$131,543	$166,216

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.     Investments, cont'd.
Contractual maturities of the Company's fixed maturity and short-term investments are shown below as of December 31, 2015 and 2014. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$622,070	$622,248	$126,921	$127,821
Due after one year through five years	2,005,456	1,995,502	1,627,154	1,632,259
Due after five years through ten years	683,147	676,932	474,959	479,138
Due after ten years	33,168	34,651	43,314	46,720
Residential mortgage-backed securities	1,301,083	1,311,373	1,149,536	1,175,006
Commercial mortgage-backed securities	817,570	812,886	960,598	979,419
Collateralized loan and debt obligations	419,795	405,128	247,510	248,011
Asset-backed securities	510,540	507,255	411,529	413,221
Total	$6,392,829	$6,365,975	$5,041,521	$5,101,595
The following table summarizes the fair value of the fixed maturity investments, short-term investments and equity securities classified as trading at December 31, 2015. The Company had no securities classified as trading as of December 31, 2014.

December 31, 2015
Fixed maturity investments
U.S. government and agencies securities	$319,674
U.S. state and municipal securities	5,559
Foreign government securities	49,861
Government guaranteed corporate securities	38,201
Corporate securities	532,192
Residential mortgage-backed securities	258,574
Commercial mortgage-backed securities	127,124
Collateralized loan and debt obligations(1)	103,219
Asset-backed securities	152,756
Total fixed maturity investments	1,587,160
Short-term investments	394,111
Total fixed income investments	$1,981,271
Equity securities
Equity investments	$48
Preferred equity investments	553
Short-term fixed income fund	14,628
Total equity securities	$15,229

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $38.5 million at December 31, 2015.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.     Investments, cont'd.
In addition to the Company's fixed maturity, short-term and equity investments, the Company invests in alternative funds and specialty funds. The Company's alternative funds and specialty funds are recorded on the Company's balance sheet as "other investments". At December 31, 2015 and 2014, the Company had invested, net of capital returned, a total of $737.1 million and $387.2 million, respectively, in other investments. At December 31, 2015 and 2014, the carrying value of other investments was $872.6 million and $541.5 million, respectively.
The following table summarizes the composition and redemption restrictions of other investments as of December 31, 2015 and 2014:

December 31, 2015	Market Value	Unfunded Commitments	Ineligible for Redemption in 2016
Alternative funds
Hedge funds	$704,966	$—	$57,876
Private investment funds	80,690	102,070	80,690
Other investment funds	23,465	30,000	24,958
Total alternative funds	809,121	132,070	163,524

Specialty funds
High yield loan funds	63,496	—	—
Total specialty funds	63,496	—	—
Total other investments	$872,617	$132,070	$163,524

December 31, 2014	Market Value	Unfunded Commitments	Ineligible for Redemption in 2015
Alternative funds
Hedge funds	$411,280	$—	$10,580
Private investment funds	74,664	70,542	74,664
Total alternative funds	485,944	70,542	85,244

Specialty funds
High yield loan funds	55,510	—	—
Total specialty funds	55,510	—	—
Total other investments	$541,454	$70,542	$85,244
Hedge funds – The redemption frequency of the hedge funds range from monthly to biennially with notice periods from 30 to 90 days. Over one year, it is estimated that the Company can liquidate approximately 91.8% of the hedge fund portfolio, with the remainder over the following two years.
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
Other investment funds – Other investment funds includes funds on deposit with Lloyd's, which are restricted, and the Company's investment in BCGR, which represents the net liability of the Company's investment in BCGR that has not been deployed into the BCGR cell.
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

4.     Investments, cont'd.
Net Realized and Unrealized Gains
Realized and unrealized gains and losses are recognized in earnings using the first in, first out method. The analysis of gross realized gains and losses, net unrealized gains and losses on trading securities, intangible asset impairment loss, and the change in the fair value of investment-related derivative financial instruments for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Gross realized gains on investment sales	$65,881	$35,921	$40,018
Gross realized losses on investment sales	(28,636)	(16,515)	(25,521)
Net unrealized losses on trading securities	(24,257)	—	—
Intangible asset impairment loss(1)	—	(5,450)	—
Change in fair value of derivative financial instruments(2)	(328)	327	667
Net realized and unrealized gains	$12,660	$14,283	$15,164

(1)	For additional information on the Company's intangible assets, see Note 11, Goodwill and intangible assets.

(2)	For additional information on the Company's derivative financial instruments, see Note 9, Derivatives.
Unrealized Gains and Losses
The Company classifies some of its investments in fixed maturity investments, short-term investments and equities as available for sale. The amortized cost, fair value and related gross unrealized gains and losses on the Company's securities classified as available for sale at December 31, 2015 and 2014 are as follows:

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity investments
U.S. government and agencies securities	$499,386	$2,561	$(3,153)	$498,794
U.S. state and municipal securities	16,908	120	(181)	16,847
Foreign government securities	110,893	803	(581)	111,115
Government guaranteed corporate securities	19,248	311	(7)	19,552
Corporate securities	1,323,276	5,698	(11,232)	1,317,742
Residential mortgage-backed securities	1,041,540	16,400	(5,141)	1,052,799
Commercial mortgage-backed securities	689,078	4,737	(8,053)	685,762
Collateralized loan and debt obligations(1)	304,915	796	(3,802)	301,909
Asset-backed securities	356,753	585	(2,839)	354,499
Total fixed maturity investments	$4,361,997	$32,011	$(34,989)	$4,359,019
Short-term investments	25,657	28	—	25,685
Total fixed income investments	$4,387,654	$32,039	$(34,989)	$4,384,704
Equity securities
Equity investments	$418,822	$6,834	$(31,875)	$393,781
Emerging market debt funds	61,874	—	(5,453)	56,421
Convertible funds	46,331	—	(146)	46,185
Preferred equity investments	15,275	1,946	(151)	17,070
Short-term fixed income fund	127	1	—	128
Total equity securities	$542,429	$8,781	$(37,625)	$513,585

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $11.4 million.

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

4.     Investments, cont'd.
The following tables summarize, for all available for sale securities in an unrealized loss position at December 31, 2015 and 2014, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	Less than 12 months		12 months or greater		Total
December 31, 2015	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value
Fixed maturity investments
U.S. government and agencies securities	$(2,175)	$347,024	$(978)	$16,669	$(3,153)	$363,693
U.S. state and municipal securities	(96)	9,662	(85)	695	(181)	10,357
Foreign government securities	(404)	31,881	(177)	3,966	(581)	35,847
Government guaranteed corporate securities	(7)	1,692	—	—	(7)	1,692
Corporate securities	(9,222)	830,349	(2,010)	51,024	(11,232)	881,373
Residential mortgage-backed securities	(3,378)	365,082	(1,763)	79,355	(5,141)	444,437
Commercial mortgage-backed securities	(6,708)	436,387	(1,345)	42,246	(8,053)	478,633
Collateralized loan and debt obligations	(3,107)	224,520	(695)	48,167	(3,802)	272,687
Asset-backed securities	(2,624)	311,814	(215)	12,880	(2,839)	324,694
Total fixed income investments	$(27,721)	$2,558,411	$(7,268)	$255,002	$(34,989)	$2,813,413
Equity securities
Equity investments	$(31,875)	$283,095	$—	$—	$(31,875)	$283,095
Emerging market debt funds	—	—	(5,453)	56,421	(5,453)	56,421
Convertible funds	(146)	46,185	—	—	(146)	46,185
Preferred equity investments	(151)	7,361	—	—	(151)	7,361
Total equity securities	$(32,172)	$336,641	$(5,453)	$56,421	$(37,625)	$393,062

(1)	Gross unrealized losses include unrealized losses on non-OTTI and non-credit OTTI securities recognized in accumulated other comprehensive (loss) income at December 31, 2015.
As of December 31, 2015, 1,310 available for sale securities were in an unrealized loss position aggregating $72.6 million. Of those, 158 securities with aggregated unrealized losses of $12.7 million at December 31, 2015 had been in a continuous unrealized loss position for twelve months or greater.

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

4.     Investments, cont'd.
The increase in gross unrealized losses on the Company's fixed income investments and equity securities at December 31, 2015 compared to December 31, 2014 was primarily due to widening of credit spreads and broad equity market declines during the year, rather than any actual credit losses on these securities. At December 31, 2015, the Company had the intent to sell certain of the fixed maturity investments and equity securities in an unrealized loss position and therefore recognized in earnings total other-than-temporary impairments of $3.7 million (2014 - $0.6 million; 2013 - $1.6 million).
Other Investments
The Company is involved in the normal course of business with VIEs primarily as a passive investor in residential and commercial mortgage-backed securities and through its interests in various other investments that are structured as limited partnerships considered to be third party VIEs. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE's capital structure, contractual terms, nature of the VIE's operations and purpose, and the company's relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company determined that it was not the primary beneficiary for any of these investments as of December 31, 2015 and 2014. The Company believes its exposure to loss with respect to these investments is generally limited to the investment carrying amounts reported in the Company's Consolidated Balance Sheets and any unfunded investment commitments.
Collateralized Reinsurance Entities
As of December 31, 2015, Endurance Holdings and Endurance Bermuda together owned 33.3% of BCRH's common shares. BCRH is considered a VIE under U.S. GAAP and the Company has determined that it is BCRH's primary beneficiary. As a result, the Company fully consolidates the assets, liabilities and operations of BCRH and its subsidiaries within its Consolidated Financial Statements. The interests in BCRH and its subsidiaries that the Company fully consolidates that are attributable to third-party investors are reported within the Company's Consolidated Financial Statements as non-controlling interests. BCRH's shareholder rights do not include redemption features within the control of the third party shareholders. The Company reassesses its VIE determination with respect to BCRH on an ongoing basis.
As of December 31, 2015, Endurance Bermuda owned 25.1% of BCGR's ordinary shares. BCGR is considered a "voting interest entity" under U.S. GAAP and, because the Company owns less than 50% of its outstanding ordinary shares, the Company does not consolidate BCGR's assets, liabilities or operations within its Consolidated Financial Statements. However, the BCGR Cell and Blue Water Re, the Company's wholly-owned Bermuda-based special purpose insurance vehicle, are considered VIEs under U.S. GAAP and the Company has determined that it is the primary beneficiary of these entities. Therefore, as funds held in BCGR are deployed into the BCGR Cell, and ultimately into Blue Water Re, they are included in the Company's consolidated financial statements. Conversely, as funds previously deployed by BCGR and the BCGR Cell into Blue Water Re are returned to BCGR, they are no longer included in the Company's consolidated financial statements. The interests in the BCGR Cell and Blue Water Re that the Company fully consolidate that are attributable to third-party investors are reported within the Company's consolidated financial statements as non-controlling interests. BCGR's shareholder rights do not include redemption features within the control of the third party shareholders. The Company reassesses its VIE determinations with respect to the BCGR Cell and Blue Water Re on an ongoing basis.
The following table summarizes the movements in the non-redeemable non-controlling interests balance from the acquisition date, July 31, 2015, to December 31, 2015:

Five Months Ended December 31, 2015
Non-controlling interests acquired July 31, 2015	$258,529
Income attributable to third-party investments in the BCGR Cell	5,526
Income attributable to third-party investments in BCRH	5,490
Net income attributable to non-controlling interests	11,016
Net third-party investments in BCRH	20
Dividends declared by BCRH attributable to non-controlling interests	(1,755)
Non-controlling interests - ending balance	$267,810

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.     Fair value measurement
The Company determines the fair value of its fixed maturity investments, short-term investments, equity securities, debt, and other assets and liabilities in accordance with current accounting guidance, which defines fair value and establishes a fair value hierarchy based on inputs to the various valuation techniques used for each fair value measurement. The Company determines the estimated fair value of each individual security utilizing the highest level inputs available. Valuation inputs by security type may include the following:

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

•
Debt – Outstanding debt consists of the Company's 7% Senior Notes due July 15, 2034 and 4.7% Senior Notes due October 15, 2022 (the "Senior Notes") and the Trust Preferred Securities. The fair values of these securities were obtained from a third party pricing service and pricing was based on the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of the Senior Notes and the Trust Preferred Securities are classified in Level 2.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.     Fair value measurement, cont'd.
The carrying values of cash and cash equivalents, accrued investment income, other investments, net receivable on sales of investments, net payable on purchases of investments, the amount outstanding under the BCRH Credit Agreement and other financial instruments not described above approximated their fair values at December 31, 2015 and 2014.
The following table sets forth the Company's fixed maturity investments, equity securities, short-term investments, other assets and liabilities and debt categorized by the level within the hierarchy in which the fair value measurements fall at December 31, 2015:

		Fair Value Measurements at December 31, 2015
	Total at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed maturity investments
U.S. government and agencies securities	$818,468	$37,741	$780,727	$—
U.S. state and municipal securities	22,406	—	22,406	—
Foreign government securities	160,976	—	160,976	—
Government guaranteed corporate securities	57,753	—	57,753	—
Corporate securities	1,849,934	—	1,739,002	110,932
Residential mortgage-backed securities	1,311,373	—	1,311,373	—
Commercial mortgage-backed securities	812,886	—	812,174	712
Collateralized loan and debt obligations	405,128	—	404,319	809
Asset-backed securities	507,255	—	507,255	—
Total fixed maturity investments	5,946,179	37,741	5,795,985	112,453
Equity securities
Equity investments	393,829	260,330	133,499	—
Emerging market debt funds	56,421	—	56,421	—
Convertible funds	46,185	—	46,185	—
Preferred equity investments	17,623	—	17,623	—
Short-term fixed income fund	14,756	14,756	—	—
Total equity securities	528,814	275,086	253,728	—
Short-term investments	419,796	—	419,796	—
Other assets (see Note 9)	68,892	4	27,385	41,503
Total assets	$6,963,681	$312,831	$6,496,894	$153,956
Liabilities
Other liabilities (see Note 9)	$46,088	$—	$4,059	$42,029
Debt	737,974	—	737,974	—
Total liabilities	$784,062	$—	$742,033	$42,029
During the year ended December 31, 2015, $131.2 million of investments, consisting primarily of corporate securities acquired from Montpelier, were transferred into Level 3 as no observable inputs were available, and $12.4 million of primarily collateralized loan and debt obligations, asset-backed and commercial mortgage-backed securities were transferred out of Level 3 to Level 2 during the year as market activity for these securities increased and observable inputs became available. During the year ended December 31, 2015, $11.8 million of U.S. government and agencies securities were transferred from Level 1 to Level 2 as they no longer qualified as on the run U.S. treasury securities.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.     Fair value measurement, cont'd.
The following table sets forth the Company's fixed maturity investments, equity securities, short-term investments, other assets and liabilities and debt categorized by the level within the hierarchy in which the fair value measurements fall at December 31, 2014:

		Fair Value Measurements at December 31, 2014
	Total at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed maturity investments
U.S. government and agencies securities	$587,411	$105,121	$482,290	$—
U.S. state and municipal securities	39,413	—	39,413	—
Foreign government securities	240,536	—	240,536	—
Government guaranteed corporate securities	48,102	—	48,102	—
Corporate securities	1,361,462	—	1,358,960	2,502
Residential mortgage-backed securities	1,175,006	—	1,174,997	9
Commercial mortgage-backed securities	979,419	—	974,602	4,817
Collateralized loan and debt obligations	248,011	—	246,042	1,969
Asset-backed securities	413,221	—	410,228	2,993
Total fixed maturity investments	$5,092,581	$105,121	$4,975,170	$12,290
Equity securities
Equity investments	202,535	138,463	64,072	—
Emerging market debt funds	60,150	—	60,150	—
Convertible funds	46,111	—	46,111	—
Preferred equity investments	15,836	—	15,836	—
Short-term fixed income fund	6,736	6,736	—	—
Total equity securities	$331,368	$145,199	$186,169	$—
Short-term investments	9,014	—	9,014	—
Other assets (see Note 9)	99,504	—	73,889	25,615
Total assets	$5,532,467	$250,320	$5,244,242	$37,905
Liabilities
Other liabilities (see Note 9)	$54,338	$—	$18,972	$35,366
Debt	623,740	—	623,740	—
Total liabilities	$678,078	$—	$642,712	$35,366
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
Level 3 assets represented 2.2% and 0.7% of the Company's total available for sale and trading investments and derivative instruments at December 31, 2015 and 2014, respectively. At December 31, 2015, Level 3 securities were primarily comprised of corporate securities and weather derivatives. At December 31, 2014, Level 3 securities were primarily comprised of corporate securities, mortgage-backed securities, collateralized loan and debt obligations, asset-backed securities, and weather derivatives. There were no material changes in the Company's valuation techniques for the year ended December 31, 2015.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.     Fair value measurement, cont'd.
Other assets and other liabilities measured at fair value included assets of $41.5 million (2014 - $25.6 million) and liabilities of $42.0 million (2014 - $35.4 million) related to proprietary, non-exchange traded derivative-based risk management products used in the Company's weather risk management business, and hedging and trading activities related to these risks. In instances where market prices are not available, the Company may use industry or internally developed valuation techniques such as historical analysis and simulation modeling to determine fair value and are considered Level 3.
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
If a trade has one or more significant valuation input that is unobservable, such trade is initially valued at the transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the initial valuation, the Company updates market observable inputs to reflect observable market changes. The unobservable inputs are validated at each reporting period and are only changed when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations or other empirical market data.
Changes in any or all of the unobservable inputs listed above may contribute positively or negatively to the overall portfolio fair value depending upon the underlying position. In general, movements in weather curves are the largest contributing factor that impacts fair value.
Below is a summary of quantitative information regarding the significant observable and unobservable inputs used in determining the fair value of the net weather and energy related derivative liabilities classified in Level 3 that are measured at fair value on a recurring basis at December 31, 2015 and 2014:

	December 31, 2015
	Fair Value (Level 3)	Valuation Techniques	Unobservable Inputs	Low	High	Weighted Average or Actual
	(U.S. dollars in thousands, except for correlation)
Net weather and energy related derivative liabilities	$526	Historical Analysis and Simulation	Correlation	0	1	Actual
			Weather curve	$(4,000)	$10,600	Actual
			Commodity curve	$—	$13	Actual

	December 31, 2014
	Fair Value (Level 3)	Valuation Techniques	Unobservable Inputs	Low	High	Weighted Average or Actual
	(U.S. dollars in thousands, except for correlation)
Net weather and energy related derivative liabilities	$9,751	Historical Analysis and Simulation	Correlation	0	1	Actual
			Weather curve	$(828)	$2,500	Actual
			Commodity curve	$—	$13	Actual

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.     Fair value measurement, cont'd.
The following tables present a reconciliation of the beginning and ending balances for all assets and liabilities measured at fair value on a recurring basis using Level 3 inputs during the years ended December 31, 2015 and 2014.

December 31, 2015	Fixed maturity investments	Other assets	Total assets	Other liabilities
Level 3, beginning of year	$12,290	$25,615	$37,905	$(35,366)
Total equity income and realized and unrealized gains included in earnings	754	—	754	—
Total equity losses and realized and unrealized losses included in earnings	(3,539)	—	(3,539)	—
Total income included in other underwriting loss	—	26,326	26,326	39,111
Total loss included in other underwriting loss	—	(29,277)	(29,277)	(34,049)
Change in unrealized gains included in other comprehensive (loss) income	126	—	126	—
Change in unrealized losses included in other comprehensive (loss) income	(306)	—	(306)	—
Purchases	13	4,750	4,763	(4,231)
Issues	—	21,559	21,559	(34,114)
Sales	(15,695)	—	(15,695)	—
Settlements	—	(7,470)	(7,470)	26,620
Transfers into Level 3	131,215	—	131,215	—
Transfers out of Level 3	(12,405)	—	(12,405)	—
Level 3, end of year	$112,453	$41,503	$153,956	$(42,029)

December 31, 2014	Fixed maturity investments	Other assets	Total assets	Other liabilities
Level 3, beginning of year	$7,328	$14,038	$21,366	$(19,569)
Total equity income and realized gains included in earnings	144	—	144	—
Total equity losses and losses included in earnings	(85)	—	(85)	—
Total income included in other underwriting loss	—	32,642	32,642	29,040
Total loss included in other underwriting loss	—	(27,147)	(27,147)	(37,617)
Change in unrealized gains included in other comprehensive (loss) income	801	—	801	—
Change in unrealized losses included in other comprehensive (loss) income	(706)	—	(706)	—
Purchases	842	2,807	3,649	(1,404)
Issues	—	15,631	15,631	(23,197)
Sales	(1,848)	—	(1,848)	(2,495)
Settlements	—	(12,356)	(12,356)	19,876
Transfers into Level 3	13,311	—	13,311	—
Transfers out of Level 3	(7,497)	—	(7,497)	—
Level 3, end of year	$12,290	$25,615	$37,905	$(35,366)

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.     Reserve for losses and loss expenses
Activity in the reserve for losses and loss expenses for the years ended December 31, 2015, 2014 and 2013 is summarized as follows:

	2015	2014	2013
Gross reserve for losses and loss expenses, January 1	$3,846,859	$4,002,259	$4,240,876
Reinsurance recoverable on unpaid losses	670,795	593,755	691,783
Net reserve for losses and loss expenses, January 1	3,176,064	3,408,504	3,549,093
Incurred related to:
Current year	1,160,572	1,203,977	1,442,076
Prior years	(243,464)	(233,815)	(222,392)
Total incurred	917,108	970,162	1,219,684
Paid related to:
Current year	(265,898)	(439,169)	(524,010)
Prior years	(867,739)	(719,043)	(838,082)
Total paid	(1,133,637)	(1,158,212)	(1,362,092)

Amounts acquired(1)	675,019	—	—
Foreign currency translation and other	(32,083)	(44,390)	1,819

Net reserve for losses and loss expenses, December 31	3,602,471	3,176,064	3,408,504
Reinsurance recoverable on unpaid losses	907,944	670,795	593,755
Gross reserve for losses and loss expenses, December 31	$4,510,415	$3,846,859	$4,002,259
(1) Represents the fair value of Montpelier's reserve for losses and loss expenses and reinsurance recoverable acquired at July 31, 2015.
During 2015, the Company's estimated ultimate losses for prior accident years were reduced by $243.5 million (2014 - $233.8 million; 2013 - $222.4 million) due to lower claims emergence than originally estimated by the Company. During 2015, the Company experienced favorable development in the Reinsurance segment of $161.5 million across each line of business. In the Insurance segment, the Company experienced $82.0 million of favorable development across each line of business. During 2014, the Company experienced favorable development in the Reinsurance segment of $153.2 million across each line of business. In the Insurance segment, the Company experienced $80.6 million of favorable development across each line of business. During 2013, the Company experienced favorable development in the Reinsurance segment of $188.5 million across each line of business. In the Insurance segment, the Company experienced $33.9 million of favorable development across each line of business.
Reserves for losses and loss expenses are based in part upon the estimation of losses resulting from catastrophic events. Estimation of these losses and loss expenses are based upon the Company's historical claims experience and is inherently difficult because of the Company's short operating history and the possible severity of catastrophe claims. Therefore, the Company uses both proprietary and commercially available models, as well as historical reinsurance industry catastrophe claims experience in addition to its own historical data for purposes of evaluating trends and providing an estimate of ultimate claims costs.
A significant portion of the Company's contracts and policies cover excess layers for high severity exposures. Underwriting results and ultimate claims payments for this type of coverage are therefore not typically reported to the Company until later in the contract and policy lives. As a result, the level of losses reported to date is not necessarily indicative of expected future results.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

7.     Reinsurance
The effects of reinsurance on premiums earned and written during the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
	Earned	Written	Earned	Written	Earned	Written
Direct	$1,938,830	$2,085,901	$1,521,648	$1,716,128	$1,472,796	$1,475,429
Assumed	1,331,831	1,234,960	1,132,370	1,177,948	1,139,487	1,189,815
Ceded	(1,292,208)	(1,370,391)	(790,040)	(959,870)	(595,799)	(616,311)
	$1,978,453	$1,950,470	$1,863,978	$1,934,206	$2,016,484	$2,048,933
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
During the year ended December 31, 2015, the Company recorded ceded losses of $833.7 million (2014 - $575.7 million; 2013 - $683.2 million). The balance of reinsurance recoverable on paid and unpaid losses at December 31, 2015 and 2014 was distributed as follows based on the ratings of the reinsurers:

Rating	December 31, 2015	December 31, 2014
U.S. Government sponsored program	$234,596	$339,617
A+ and above	458,255	294,216
A	476,184	248,297
A-	7,060	4
Not rated	19,875	6,952
Total	$1,195,970	$889,086
At December 31, 2015 and 2014, the Company held collateral of $321.5 million and $199.7 million, respectively, related to its ceded reinsurance agreements.
8.     Debt and financing arrangements
Credit Facility
On April 19, 2012, the Company and certain designated subsidiaries of the Company entered into a $700.0 million four-year revolving credit facility with JPMorgan Chase Bank, N.A. ("JPMorgan") as administrative agent (the "Credit Facility"). Upon entering into the Credit Facility, the Company terminated its existing $1,175.0 million amended and restated credit agreement dated May 8, 2007 with JPMorgan as administrative agent. As of December 31, 2015 and 2014, there were no borrowings under the Credit Facility and letters of credit outstanding under the Credit Facility were $329.9 million and $204.0 million, respectively.
The Credit Facility consists of two tranches: (i) tranche 1 collateralized credit facility in an aggregate principal amount of $560.0 million (the "Tranche 1 Facility"), which is collateralized on a several basis by the respective entity incurring such obligation by cash and securities deposited into collateral accounts from time to time with Deutsche Bank Trust Company Americas and (ii) tranche 2 facility, which is not collateralized, in an aggregate principal amount of $140.0 million (the "Tranche 2 Facility"). The proceeds of the Credit Facility may be used for general corporate purposes, to finance potential acquisitions and for the repurchase of the Company's outstanding publicly or privately issued securities. So long as the Company is not in default under the terms of the Credit Facility, the Company may request that the size of the Credit Facility be increased by $350.0 million, provided that no participating lender is obligated to increase its commitments under the Credit Facility.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

8.     Debt and financing arrangements, cont'd.
For letters of credit issued on a collateralized basis under the Tranche 1 Facility, the Company is required to pay a fee of 0.45% on the daily stated amount of such letters of credit. For letters of credit issued on an uncollateralized basis under the Tranche 2 Facility, the Company is required to pay a fee ranging from 1.125% to 1.750% over LIBOR on the daily stated amount of such letters of credit based upon the Company's debt ratings as issued by Moody's or S&P. The interest rate for revolving loans under the Tranche 2 Facility is (a) the highest of (i) 0.5% in excess of the federal funds effective rate, (ii) the prime rate as announced by JP Morgan, and (iii) the Eurodollar rate applicable for an interest period of one month plus 1%, plus a margin ranging from 0.125% to 0.750% depending upon the type of loan and the Company's ratings as issued by Moody's and S&P, or (b) LIBOR plus a margin ranging from 1.125% to 1.750%. In addition, the Credit Facility required the Company to pay to the lenders a commitment fee.
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
The Credit Facility also contains customary event of default provisions, including failure to pay principal or interest under the Credit Facility, insolvency of the Company, a change in control of the Company, a breach of the Company's representations or covenants in the Credit Facility or a default by the Company under its other indebtedness. Upon the occurrence of an event of default under the Credit Facility, the lenders can terminate their commitments under the Credit Facility, require repayment of any outstanding revolving loans, give notice of termination of any outstanding letters of credit in accordance with their terms, require the delivery of cash collateral for outstanding letters of credit and foreclose on any security held by the lenders under the Credit Facility.
On June 25, 2014, the Company entered into the First Amendment (the "Amendment") to the Credit Facility. The Amendment also amends the Security Agreement, dated as of April 19, 2012 (the "Security Agreement"), among the Company and various designated subsidiaries of the Company, Deutsche Bank Trust Company America, as collateral agent, and JPMorgan. The Amendment contained certain administrative amendments to the Credit Facility and the Security Agreement as well as certain amendments applicable to the proposed acquisition of Aspen Insurance Holdings Limited.
Uncommitted Letter of Credit Agreements
The Company is party to certain uncommitted letter of credit reimbursement agreements ("LOC Agreements") that allow for the issuance of letters of credit in a variety of currencies, including U.S. dollars. The fees paid under the LOC Agreements depend on the amount of the outstanding letters of credit and vary from 0.30% to 0.45% on the principal amount of letters of credit outstanding to a fee negotiated at the time of issuance of the individual letters of credit. The total amount of letters of credit outstanding under the LOC Agreements at December 31, 2015 was $11.7 million (December 31, 2014 - $5.9 million).
7% Senior Notes
The Company has issued $335.0 million principal amount of 7% Senior Notes due July 15, 2034 (the "7% Senior Notes"). The 7% Senior Notes are senior unsecured obligations of Endurance Holdings and rank equally with all of Endurance Holdings' existing and future unsecured and unsubordinated debt. The 7% Senior Notes are also effectively junior to claims of creditors of Endurance Holdings' subsidiaries, including policyholders, trade creditors, debt holders, and taxing authorities.
The indentures governing the 7% Senior Notes contain customary covenants and events of default for senior unsecured indebtedness, including events of default for non-payment of principal or interest, breaches of covenants, insolvency of the Company or a default by the Company under other outstanding indebtedness. The Company was in compliance with all covenants contained within the indentures governing the 7% Senior Notes as of December 31, 2015.
6.15% Senior Notes
The Company issued $200.0 million principal amount of 6.15% Senior Notes due 2015 (the "6.15% Senior Notes"). The 6.15% Senior Notes were senior unsecured obligations of Endurance Holdings and ranked equally with all of Endurance Holdings' existing and future unsecured and unsubordinated debt. The 6.15% Senior Notes also were effectively junior to claims of creditors of Endurance Holdings' subsidiaries, including policyholders, trade creditors, debt holders, and taxing authorities. The 6.15% Senior Notes matured on October 15, 2015 and were repaid by the Company on that date.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

8.     Debt and financing arrangements, cont'd.
4.7% Senior Notes
Upon closing of the acquisition of Montpelier, Montpelier, as issuer, Endurance Holdings, as parent guarantor, and The Bank of New York Mellon, as trustee, entered into a Fourth Supplemental Indenture, dated as of July 31, 2015 (the "Fourth Supplemental Indenture"). The Fourth Supplemental Indenture amended the Indenture, dated as of July 15, 2003 (as amended and supplemented from time to time (collectively, the "Senior Notes Supplemental Indentures")) applicable to the 4.7% Senior Unsecured Notes Due 2022 (the "4.7% Senior Notes") originally issued by Montpelier on October 2, 2012 in an aggregate principal amount of $300.0 million. The Senior Notes Supplemental Indentures provided for the unconditional assumption of the due and punctual payment of the principal of, any premium and interest on and any additional amounts with respect to the 4.7% Senior Notes and the performance of every obligation in the Senior Notes Indenture and the 4.7% Senior Notes to be performed or observed. The 4.7% Senior Notes bear a rate of interest equal to 4.7% per annum, payable semi-annually in arrears on April 15 and October 15 each year. The 4.7% Senior Notes mature on October 15, 2022. The 4.7% Senior Notes do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere but do contain customary covenants and events of default for senior unsecured indebtedness, including events of default for non-payment of principal or interest, breaches of covenants, insolvency of the Company or a default by the Company under other outstanding indebtedness. The Company was in compliance with all covenants contained within the indentures governing the 4.7% Senior Notes as of December 31, 2015.
The 4.7% Senior Notes are senior unsecured obligations of Endurance Holdings and rank equally with all of Endurance Holdings' existing and future unsecured and unsubordinated debt. The 4.7% Senior Notes are also effectively junior to claims of creditors of Endurance Holdings' subsidiaries, including policyholders, trade creditors, debt holders, and taxing authorities.
Trust Preferred Securities
Upon closing the acquisition of Montpelier, Montpelier, as issuer, Endurance Holdings, as parent guarantor, and Wilmington Trust Company, as trustee, entered into the Second Supplemental Indenture, dated as of July 31, 2015 (the "Second Supplemental Indenture"). The Second Supplemental Indenture amended the Junior Subordinated Indenture, dated as of January 6, 2006 (as amended and supplemented from time to time (collectively, the "Junior Subordinated Supplemental Indentures")). The Junior Subordinated Supplemental Indentures provided for the express assumption by Endurance Holdings of the due and punctual payment of the principal of and any premium and interest (including any additional interest) on all of the Trust Preferred Securities and the performance of every covenant of the Junior Subordinated Indenture on the part of Montpelier to be performed or observed. Montpelier originally issued the Trust Preferred Securities in January 2006 in an aggregate principal amount of $100.0 million. The Trust Preferred Securities mature on March 30, 2036 and bear interest at a floating rate of 3-month LIBOR plus 380 basis points, reset quarterly. The Trust Preferred Securities may be redeemed at the option of the issuer prior to maturity at a redemption price equal to 100% of the principal amount thereof plus accrued interest, provided that the issuer has received the prior approval of any applicable insurance regulatory authority with respect to such redemption, if required. The Trust Preferred Securities do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.
LIBOR Swap
Upon closing of the acquisition of Montpelier, the Company became a party to the LIBOR Swap, which will result in the future net cash flows in connection with the Trust Preferred Securities for the 5-year period beginning March 30, 2012 being the same as if these securities bore interest at a fixed rate of 4.905%, provided the Company holds the LIBOR Swap to its maturity. Net realized and unrealized gains and losses associated with the LIBOR Swap are reported within net realized and unrealized gains on the Company's Consolidated Statements of Income and Comprehensive Income, as opposed to interest expense.
Interest Payments
The Company made aggregate interest payments of $40.5 million during the year ended December 31, 2015 (2014 - $40.4 million; 2013 - $35.7 million).

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
As of December 31, 2015, BCRH had $13.0 million outstanding borrowings under the BCRH Credit Agreement. With respect to BCRH's outstanding borrowings at December 31, 2015, $4.0 million was repaid on February 2, 2016 and was subject to an annual interest rate of 1.33%, $5.0 million was repaid February 22, 2016 and was subject to an annual interest rate of 1.48%, and $4.0 million must be repaid or extended, in the form of a new borrowing, no later than March 11, 2016 and is subject to an annual interest rate of 1.51%.
The BCRH Credit Agreement contains covenants that limit BCRH's ability to, among other things, grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates. The BCRH Credit Agreement also contains covenants that require BCRH to maintain a debt to total capitalization ratio less than or equal to 22.5% and to maintain at least 70% of its total shareholders' equity as of the date of the BCRH Credit Agreement. In addition, an uncured default by the Company of the covenants contained in the Credit Facility would result in a default under the BCRH Credit Agreement. If BCRH or the Company were to fail to comply with any of the applicable covenants, the lender could revoke the facility and exercise remedies against BCRH or the Company. The Company was in compliance with all covenants applicable to the Company in the BCRH Credit Agreement as of December 31, 2015.
BCGR Credit Agreement
Upon closing of the acquisition of Montpelier on July 31, 2015, the Company became a guarantor of the BCGR 364-day unsecured credit agreement (the "BCGR Credit Agreement"), which permits BCGR to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. The Company is entitled to receive an annual guarantee fee from BCGR equal to 0.125% of the facility's total capacity.
As of December 31, 2015, BCGR had $6.0 million of outstanding borrowings under the BCGR Credit Agreement. With respect to BCGR's outstanding borrowings at December 31, 2015, $3.0 million was repaid on February 1, 2016 and was subject to an annual interest rate of 1.54%, and $3.0 million was repaid February 12, 2016 and was subject to an annual interest rate of 1.51%.
The BCGR Credit Agreement contains covenants that limit BCGR's ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates. In addition, an uncured default by the Company of the covenants contained in the Credit Facility would result in a default under the BCGR Credit Agreement. If BCGR or the Company were to fail to comply with any of the applicable covenants, the lender could revoke the facility and exercise remedies against BCGR or the Company. The Company was in compliance with all covenants applicable to the Company in the BCGR Credit Agreement as of December 31, 2015.
9.     Derivatives
In 2004, prior to the issuance of the 7% Senior Notes, the Company entered into an interest rate lock on a notional amount of $125.0 million to protect against interest rate increases before the anticipated issuance of the Senior Notes. The objective of the interest rate lock was to protect 50% of the forecasted receipt of proceeds from the issuance of the 7% Senior Notes offering, which was subject to change prior to issuance due to fluctuations in the benchmark 30 year U. S. Treasury rate. Upon issuance of the 7% Senior Notes, the interest rate lock was settled through payment by the Company of $2.7 million. The interest rate lock agreement was designated as a "cash flow hedge" under current accounting guidance and accordingly, the fair value of the derivative was recorded in other comprehensive income and is being recognized as a component of interest expense in the Consolidated Statements of Income and Comprehensive Income as the interest expense related to the 7% Senior Notes affects earnings. The net income effect of the interest rate lock was not material.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.     Derivatives, cont'd.
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
None of the Company's derivatives are designated as hedges under current accounting guidance, with the exception of the interest rate lock. The Company's objectives for holding these derivatives are as follows:
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
LIBOR Swap – to establish future net cash flows in connection with the Trust Preferred Securities for the 5-year period beginning March 30, 2012 as if these securities bore interest at a fixed rate of 4.905%. See Note 8, Debt and financing arrangements.
Loss Development Cover – as part of the sale of Montpelier U.S. Insurance Company ("MUSIC") to Selective Insurance Group, Inc. ("Selective"), Montpelier Reinsurance Ltd. ("Montpelier Re", now Endurance Bermuda) entered into a loss development cover with MUSIC which ensures that MUSIC's reserve for losses and loss expenses relating to retained business written on or prior to December 31, 2011 remains adequate. Under the loss development cover, any future adverse development associated with such retained reserves will be protected by Endurance Bermuda and any future favorable development associated with such retained reserves will benefit Endurance Bermuda.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.     Derivatives, cont'd.
The fair values and the related notional values of derivatives at December 31, 2015 and 2014 are noted below.

	December 31, 2015		December 31, 2014
	Fair Value	Notional Principal Amount	Fair Value	Notional Principal Amount
Derivatives recorded in other assets
Foreign exchange forward contracts	$425	$38,818	$651	$42,694
Credit default swaps	36	4,225	—	—
Interest rate futures	—	—	7	7,595
TBAs	26,924	25,700	73,231	70,000
Energy and weather contracts	41,507	70,388	25,615	81,624
Total recorded in other assets	$68,892		$99,504
Derivatives recorded in other liabilities
Foreign exchange forward contracts	$372	$30,400	$123	$20,945
Credit default swaps	276	7,800	—	—
Interest rate swaps	7	42,000	20	12,549
Interest rate swaptions	—	—	9	13,100
Interest rate futures	8	54,488	—	—
ILWs	259	19,500	—	—
LIBOR swap	233	100,000	—	—
TBAs	—	—	18,820	18,000
Loss development cover	2,904	22,322	—	—
Energy and weather contracts	42,029	148,325	35,366	135,050
Total recorded in other liabilities	$46,088		$54,338
Net derivative asset	$22,804		$45,166

At December 31, 2015, derivative assets of $68.9 million (December 31, 2014 - $99.5 million) and liabilities of $46.1 million (December 31, 2014 - $54.3 million) were subject to master netting agreements, which provide for the ability to settle the derivative asset and liability with each counterparty on a net basis. Interest rate futures are not subject to master netting agreements. At December 31, 2015 and 2014, the Company's derivative instruments were recorded on a gross basis in the Consolidated Balance Sheets.
At December 31, 2015, the Company held $30.0 million (December 31, 2014 - nil) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented as part of cash and cash equivalents in the Consolidated Balance Sheets. The required collateral for these loans is either cash or U.S. treasury securities at a minimum rate of 102% of the loan principal. Upon maturity, the Company receives principal and interest income.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.     Derivatives, cont'd.
The gains and losses on the Consolidated Statements of Income and Comprehensive Income for derivatives for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Total gain included in net foreign exchange losses from foreign exchange forward contracts	$2,095	$1,880	$357

Interest rate futures	79	121	44
Credit default swaps	(50)	30	49
Interest rate swaps	(915)	(4,239)	1,241
Interest rate swaptions	56	477	291
ILWs	(326)	—	—
LIBOR swap	332	—	—
TBAs	496	3,938	(958)
Total (losses) gains included in net realized and unrealized gains	(328)	327	667

Energy and weather contracts	2,281	(315)	(261)
Loss development cover	(1,419)	—	—
Total gain (loss) included in other underwriting loss	862	(315)	(261)

Total gains from derivatives	$2,629	$1,892	$763
10.     Segment reporting
The determination of the Company's business segments is based on how the Company monitors the performance of its underwriting operations. The Company has two reportable business segments, Insurance and Reinsurance.

•
Insurance – This segment is comprised of four lines of business: agriculture, casualty and other specialty, professional lines, and property, marine/energy and aviation. The agriculture line of business is comprised of multi-peril crop insurance, crop hail, livestock risk protection and other agriculture risk management products. The casualty and other specialty line of business is comprised of the insurance and facultative reinsurance of third party liability exposures, including casualty and healthcare liability. The professional line of business includes directors' and officers' liability, errors and omissions, employment practices liability, environmental liability and pension trust liability insurance. The property, marine/energy and aviation line of business is comprised of the insurance and facultative reinsurance of commercial properties, inland marine and ocean marine insurance, energy insurance, and general liability and property coverages for a wide range of general aviation risks.

•
Reinsurance – This segment is comprised of five lines of business: catastrophe, property, casualty, professional lines, and specialty. The catastrophe line of business includes reinsurance for catastrophic perils on a treaty basis. The property line of business includes proportional and excess of loss reinsurance of personal and commercial exposures. The casualty line of business is comprised of third party liability exposures, clash and workers' compensation coverages. The professional line of business includes directors' and officers' liability, errors and omissions, employment practices liability, environmental liability and pension trust liability reinsurance. The specialty line of business includes the reinsurance of aviation and space business and proportional and non-proportional reinsurance of hull and cargo insurance business, and proportional and excess of loss coverages of contract and commercial surety business, personal accident coverages, political risk coverages, weather risk management products and agriculture coverages for weather related perils as well as protection from yield and price risks.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

10.     Segment reporting, cont'd.
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
The following table provides a summary of the segment revenues and results for the year ended December 31, 2015, reserve for losses and loss expenses as of December 31, 2015 and the carrying value of goodwill as of December 31, 2015:

	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$2,085,901	$1,234,960	$3,320,861
Ceded premiums written	(1,205,528)	(164,863)	(1,370,391)
Net premiums written	880,373	1,070,097	1,950,470
Net premiums earned	824,552	1,153,901	1,978,453
Other underwriting loss	—	(3,694)	(3,694)
	824,552	1,150,207	1,974,759
Expenses
Net losses and loss expenses	503,561	413,547	917,108
Acquisition expenses	80,252	267,633	347,885
General and administrative expenses	140,012	119,779	259,791
	723,825	800,959	1,524,784
Underwriting income	$100,727	$349,248	449,975

Net investment income			113,826
Corporate expenses			(114,429)
Net foreign exchange losses			(26,964)
Net realized and unrealized gains			12,660
Net impairment losses recognized in earnings			(3,715)
Amortization of intangibles			(30,620)
Interest expense			(41,260)
Income before income taxes			$359,473

Net loss ratio	61.1%	35.8%	46.4%
Acquisition expense ratio	9.7%	23.2%	17.6%
General and administrative expense ratio	17.0%	10.4%	18.9%	(1)
Combined ratio	87.8%	69.4%	82.9%

Reserve for losses and loss expenses	$2,507,361	$2,003,054	$4,510,415
Goodwill	$84,525	$91,930	$176,455
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
The following table provides a summary of the segment revenues and results for the year ended December 31, 2014, reserve for losses and loss expenses as of December 31, 2014 and the carrying value of goodwill as of December 31, 2014:

	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$1,716,128	$1,177,948	$2,894,076
Ceded premiums written	(855,722)	(104,148)	(959,870)
Net premiums written	860,406	1,073,800	1,934,206
Net premiums earned	833,912	1,030,066	1,863,978
Other underwriting loss	—	(5,786)	(5,786)
	833,912	1,024,280	1,858,192
Expenses
Net losses and loss expenses	594,561	375,601	970,162
Acquisition expenses	65,368	254,145	319,513
General and administrative expenses	148,475	98,912	247,387
	808,404	728,658	1,537,062
Underwriting income	$25,508	$295,622	321,130

Net investment income			131,543
Corporate expenses			(66,200)
Net foreign exchange losses			(3,839)
Net realized and unrealized gains			14,283
Net impairment losses recognized in earnings			(625)
Amortization of intangibles			(6,484)
Interest expense			(40,968)
Income before income taxes			$348,840

Net loss ratio	71.4%	36.4%	52.1%
Acquisition expense ratio	7.8%	24.7%	17.1%
General and administrative expense ratio	17.7%	9.6%	16.8%	(1)
Combined ratio	96.9%	70.7%	86.0%

Reserve for losses and loss expenses	$2,123,772	$1,723,087	$3,846,859
Goodwill	$47,925	$43,313	$91,238
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
The following table provides a summary of the segment revenues and results for the year ended December 31, 2013, reserve for losses and loss expenses as of December 31, 2013 and the carrying value of goodwill as of December 31, 2013:

	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$1,475,429	$1,189,815	$2,665,244
Ceded premiums written	(542,919)	(73,392)	(616,311)
Net premiums written	932,510	1,116,423	2,048,933
Net premiums earned	946,474	1,070,010	2,016,484
Other underwriting loss	—	(2,046)	(2,046)
	946,474	1,067,964	2,014,438
Expenses
Net losses and loss expenses	774,425	445,259	1,219,684
Acquisition expenses	64,778	239,652	304,430
General and administrative expenses	136,588	100,285	236,873
	975,791	785,196	1,760,987
Underwriting (loss) income	$(29,317)	$282,768	253,451

Net investment income			166,216
Corporate expenses			(58,033)
Net foreign exchange losses			(14,214)
Net realized and unrealized gains			15,164
Net impairment losses recognized in earnings			(1,616)
Amortization of intangibles			(7,012)
Interest expense			(36,188)
Income before income taxes			$317,768

Net loss ratio	81.8%	41.6%	60.5%
Acquisition expense ratio	6.8%	22.4%	15.1%
General and administrative expense ratio	14.5%	9.4%	14.6%	(1)
Combined ratio	103.1%	73.4%	90.2%
Reserve for losses and loss expenses	$2,158,890	$1,843,369	$4,002,259
Goodwill	$47,925	$43,368	$91,293
(1) Total general and administrative expense ratio includes general and administrative expenses and corporate expenses.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

10.     Segment reporting, cont'd.
The following table provides gross premiums written by line of business for the years ended December 31, 2015, 2014 and 2013:

Business Segment	2015	2014	2013
Insurance
Agriculture	$840,445	$866,025	$954,389
Casualty and other specialty	514,203	396,113	303,803
Professional lines	344,482	263,538	148,537
Property, marine/energy and aviation	386,771	190,452	68,700
Total Insurance	2,085,901	1,716,128	1,475,429
Reinsurance
Catastrophe	311,914	343,213	355,751
Property	209,392	287,326	297,806
Casualty	176,506	159,533	241,358
Professional lines	248,610	174,656	163,594
Specialty	288,538	213,220	131,306
Total Reinsurance	1,234,960	1,177,948	1,189,815
Total	$3,320,861	$2,894,076	$2,665,244
The following table provides the geographic distribution of gross premiums written for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
United States	$2,305,301	$2,054,431	$1,960,693
Worldwide	566,664	456,078	435,655
Europe	209,729	172,077	153,516
Asia	75,165	38,442	23,349
Japan	58,524	45,618	33,879
Australasia	41,309	61,994	25,191
Other	64,169	65,436	32,961
Total	$3,320,861	$2,894,076	$2,665,244
The Company attributes gross premiums written to the geographic region in which the risks originate.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

11.     Goodwill and intangible assets
The following table shows an analysis of goodwill and intangible assets for the years ended December 31, 2015 and 2014:

	Goodwill	Intangible assets with indefinite lives	Intangible assets with finite lives	Total
Net balance at December 31, 2013	$91,293	$17,229	$56,856	$165,378
Additions	(55)	—	16	(39)
Amortization	—	—	(6,484)	(6,484)
Impairment loss	—	(5,450)	—	$(5,450)
Net balance at December 31, 2014	$91,238	$11,779	$50,388	$153,405
Additions(1)	87,367	57,600	293,218	438,185
Amortization	—	—	(30,620)	(30,620)
Foreign currency translation	(2,150)	—	(4,860)	(7,010)
Net balance at December 31, 2015	$176,455	$69,379	$308,126	$553,960

Gross balance	$178,605	$74,829	$431,260	$684,694
Accumulated amortization	—	—	(118,274)	(118,274)
Accumulated impairment losses	—	(5,450)	—	(5,450)
Accumulated foreign currency translation	(2,150)	—	(4,860)	(7,010)
Net balance	$176,455	$69,379	$308,126	$553,960
(1) For additional information on the intangible assets acquired during 2015, see Note 3, Acquisition of Montpelier.
For the year ended December 31, 2015, a valuation analysis was performed to determine the fair value of the Company's intangible assets with indefinite lives which showed that none of the Company's intangible assets were impaired. For the year ended December 31, 2014, certain of the Company's U.S. insurance licenses, which are included in the Company's Insurance segment, were determined to be impaired and an impairment of $5.5 million was recognized in net realized and unrealized gains line item in the Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2014. The determination of this impairment was a result of an evaluation of recent sales prices for companies with similar insurance licenses, which indicated that the prices for excess and surplus lines licenses are lower due to the passage of Dodd-Frank legislation that has standardized and simplified the process to obtain excess and surplus lines licenses, resulting in a lower value for these licenses.
During the fourth quarter of 2015, the Company voluntarily changed the date of its annual goodwill and indefinite-lived intangible asset impairment testing date from December 31st to October 1st. This voluntary change does not represent a material change to the Company's method of applying current accounting guidance and is preferable as it better aligns with the Company's strategic planning and forecasting process. This change will not delay, accelerate or avoid any impairment charge. This change was not applied retrospectively as it is impracticable to do so, as retrospective application would require the application of significant estimates and assumptions. It would be difficult to avoid applying hindsight and objectively determine assumptions. Therefore, the change was applied prospectively. No impairment of the Company's goodwill asset was noted following the annual impairment reviews during the years ended December 31, 2015 and 2014. The Company expects the amortization of the intangible assets with finite lives to approximate $85.5 million in 2016, $64.4 million in 2017, $38.0 million in 2018, $27.7 million in 2019, $22.9 million in 2020 and $74.5 million in all years thereafter.
12.     Commitments and contingencies
Concentrations of credit risk. The areas where significant concentrations of credit risk may exist include reinsurance recoverables, investments and cash and cash equivalents. The Company's reinsurance recoverables on paid and unpaid losses at December 31, 2015 and 2014 amounted to $1,196.0 million and $889.1 million, respectively, and resulted from reinsurance arrangements entered into in the normal course of operations. A credit exposure exists with respect to reinsurance recoverables as they may become uncollectible. The Company manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound and, if necessary, the Company may hold collateral in the form of cash, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. As of December 31, 2015, $941.5 million of reinsurance recoverable on paid and

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

12.     Commitments and contingencies, cont'd.
unpaid losses (2014 - $542.5 million) was due from reinsurers rated A- or better by A.M. Best or S&P. An additional $234.6 million (2014 - $339.6 million) of reinsurance recoverable on paid and unpaid losses was due from a U.S. government sponsored reinsurance program as of December 31, 2015. At December 31, 2015 and 2014, the Company held collateral of $321.5 million and $199.7 million, respectively, related to its ceded reinsurance agreements.
As of December 31, 2015, substantially all the Company's cash and investments were held by six custodians.
The Company's investment guidelines limit the amount of credit exposure to any one issuer other than the U.S. Treasury and certain other foreign government obligations rated AAA.
Major production sources. The following table shows the percentage of gross premiums written generated through the Company's largest brokers for the years ended December 31, 2015, 2014 and 2013:

Broker	2015	2014	2013
Marsh & McLennan Companies, Inc.	19.8%	19.1%	17.3%
Aon Benfield	12.8%	13.2%	15.6%
Willis Companies	9.2%	10.6%	9.9%
Total of largest brokers	41.8%	42.9%	42.8%
Letters of credit. As of December 31, 2015, the Company had issued letters of credit of $341.6 million (2014 - $209.9 million) under its credit facilities and letter of credit reimbursement agreements in favor of certain ceding companies to collateralize obligations.
Investment commitments. As of December 31, 2015 and 2014, the Company had pledged cash and cash equivalents and fixed maturity investments of $108.9 million and $130.6 million, respectively, in favor of certain ceding companies to collateralize obligations. As of December 31, 2015 and 2014, the Company had also pledged $383.3 million and $240.0 million of its cash and fixed maturity investments as required to meet collateral obligations for $341.6 million and $209.9 million in secured letters of credit outstanding under its credit facilities, respectively. In addition, at December 31, 2015 and 2014, cash and fixed maturity investments with fair values of $208.3 million and $205.2 million were on deposit with U.S. state regulators, respectively.
The Company is subject to certain commitments with respect to other investments at December 31, 2015 and 2014. See Note 4, Investments.
Investment assets held in trust. Blue Water Re and Blue Water Re II do not operate with a financial strength rating and, instead, fully collateralizes their reinsurance obligations through cash and cash equivalents held in trust funds established by Blue Water Re and Blue Water Re II (the "Blue Water Trusts") for the benefit of ceding companies. As of December 31, 2015, the fair value of assets held in the Blue Water Trusts was $438.9 million, which met the minimum values required on that date.
As of December 31, 2015, Blue Capital Re had pledged $195.3 million of its cash and cash equivalents to trust accounts established for the benefit of Blue Water Re.
Blue Capital Re ILS fully collateralizes its insurance-linked security obligations through cash and cash equivalents held in trust funds established by Blue Capital Re ILS (the "Blue Capital Re ILS Trusts") for the benefit of third parties. As of December 31, 2015, the fair value of assets held in the Blue Capital Re ILS Trusts was $5.2 million, which met the minimum value required on that date.
During 2015, Endurance Bermuda established a multi-beneficiary reinsurance trust (the "Endurance Reinsurance Trust") domiciled in Delaware. The Endurance Reinsurance Trust was established as a means of providing statutory credit to Endurance Bermuda's U.S. cedants. As of December 31, 2015, the fair value of the assets held in the Endurance Reinsurance Trust exceeded $94.1 million, the minimum value required on that date.
Endurance Bermuda is also party to a multi-beneficiary reinsurance trust originally established by Montpelier Re (the "Reduced Collateral Trust") domiciled in Delaware. The Reduced Collateral Trust was established as a means of providing statutory credit to Endurance Bermuda's U.S. cedants in connection with a reduction in collateral requirements in certain states. As of December 31, 2015, the fair value of the assets held in the Reduced Collateral Trust exceeded $10.8 million, the minimum value required on that date.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

12.     Commitments and contingencies, cont'd.
Endurance Bermuda is party to a reinsurance trust (the "MUSIC Trust"). The MUSIC Trust was established as a means of providing statutory credit to MUSIC in support of the business retained in connection with the 2011 sale by Montpelier of MUSIC to Selective. As of December 31, 2015, the fair value of the assets held in the MUSIC Trust exceeded $21.3 million, the minimum value required on that date.
Endurance Bermuda is party to a multi-beneficiary Reinsurance Trust originally established by Montpelier Re (the "Montpelier Reinsurance Trust") domiciled in New York. The Montpelier Reinsurance Trust was established as a means of providing statutory credit to Montpelier Re's U.S. cedants. Endurance Bermuda is also party to a multi-beneficiary reinsurance trust originally established by Montpelier Re (the "FL Trust") in connection with a reduction in its Florida collateral requirements. With the consent of the New York Department of Financial Services, all assets in excess of the statutory minimum required amounts in the Montpelier Reinsurance Trust and the FL Trust were transferred to the Endurance Reinsurance Trust upon the merger of Montpelier Re with and into Endurance Bermuda, with Endurance Bermuda as the surviving entity, on December 29, 2015.
As of December 31, 2015, the fair value of assets held in the Montpelier Reinsurance Trust was $20.0 million and the fair value of assets held in the FL Trust was $10.0 million, both of which exceeded the minimum values required on that date.
The Company is party to a Lloyd's Deposit Trust Deed (the "Lloyd's Capital Trust") in order to meet Endurance Corporate Capital Limited ("ECCL")'s ongoing funds at Lloyd's ("FAL") requirements. The minimum value of cash and investments held by the Lloyd’s Capital Trust is determined on the basis of ECCL's Individual Capital Assessment, which is used to determine the required amount of FAL. As of December 31, 2015, the fair value of assets held in the Lloyd's Capital Trust was $276.8 million, which met the minimum value required on that date.
Premiums received by Syndicate 5151 are required to be received into the Lloyd's Premiums Trust Funds (the "Premiums Trust Funds"). Under the Premiums Trust Funds' deeds, assets may only be used for the payment of claims and valid expenses for a stated period of time. As of December 31, 2015, the fair value of assets held in the Premiums Trust Funds was $231.9 million. The Company also held cash balances in Syndicate 5151 of $23.8 million.
The Company's investment assets held in trust appear on the Company's Consolidated Balance Sheets as cash and cash equivalents, fixed maturity investments and accrued investment income, as appropriate.
Lloyd's New Central Fund. The Lloyd's New Central Fund is available to satisfy claims if a member of Lloyd's is unable to meet its obligations to policyholders. The Lloyd's New Central Fund is funded by an annual levy imposed on members, which is determined annually by Lloyd's as a percentage of each member's written premiums (0.5% with respect to 2015). In addition, the Council of Lloyd's has power to call on members to make an additional contribution to the Lloyd's New Central Fund of up to 3% of their underwriting capacity each year should it decide that such additional contributions are necessary. The Company currently estimates that its 2015 obligation to the Lloyd's New Central Fund will be approximately $1.0 million and accrues for this obligation ratably throughout the year on a quarterly basis.
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
Operating leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at December 31, 2015 are as follows:

Year ending December 31,	Amount
2016	$15,375
2017	16,222
2018	15,716
2019	15,986
2020	14,408
2021 and thereafter	27,295
$105,002
Total lease expense under operating leases for the year ended December 31, 2015 was $16.5 million (2014 - $14.7 million; 2013 - $14.7 million). Total sublease income included in total lease expense under operating leases for the year ended December 31, 2015 was $1.3 million (2014 - $1.3 million; 2013 - $0.8 million).
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
13.     Shareholders' equity
The Company’s share capital at December 31, 2015 and 2014 is comprised as follows:

	2015	2014
Preferred shares
Authorized – $1.00 par value each	9,209,200	17,200,000
Issued, outstanding and fully paid:
Series A preferred shares – $1.00 par value each; aggregate liquidation preference nil (2014 - $200,000)	—	8,000,000
Series B preferred shares – $1.00 par value each; aggregate liquidation preference $230,000 (2014 - $230,000)	9,200,000	9,200,000
Series C preferred shares – $1.00 par value each; aggregate liquidation preference $230,000 (2014 - nil)	9,200	—
	9,209,200	17,200,000
Common shares
Authorized - $1.00 par value each	120,000,000	120,000,000
Issued, outstanding and fully paid:
Ordinary common shares - $1.00 par value each	66,797,991	44,765,153
During 2015, the Company issued restricted shares under its equity compensation plans (Note 16, Stock-based employee compensation and other stock plans). The common shares issued, outstanding and fully paid for at December 31, 2015 includes 1,357,279 restricted shares.
On October 10, 2005, Endurance Holdings issued 8,000,000 shares of its 7.75% Non-Cumulative Preferred Shares, Series A (the "Series A Preferred Shares"). On June 1, 2011, Endurance Holdings issued 9,200,000 shares of its 7.5% Non-Cumulative Preferred Shares, Series B (the "Series B Preferred Shares"). On November 24, 2015, Endurance Holdings issued 9,200 shares of its 6.35% Non-Cumulative Preferred Shares, Series C (the "Series C Preferred Shares") (equivalent to 9,200,000 Depositary Shares), each of which represents a 1/1,000th interest in a Series C Preferred Share, $1.00 par value and $25,000.00 liquidation preference per share (equivalent to $25.00 per Depositary Share). The Series A Preferred Shares, Series B Preferred Shares and

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

13.     Shareholders' equity, cont'd.
Series C Preferred Shares sold were registered under the Securities Act of 1933, as amended. The Series A Preferred Shares and Series B Preferred Shares were issued at a price to the public of $25.00 per share. The Series C Preferred Shares were issued at a price to the public of $25,000.00 per share (equivalent to $25.00 per Depositary Share). Endurance Holdings received net proceeds of $193.5 million from its offering of Series A Preferred Shares and $224.0 million from its offering of Series B Preferred Shares, in each case after expenses and underwriting discounts. The proceeds from both offerings were used to provide additional capital to Endurance Holdings' subsidiaries and for other general corporate purposes. Endurance Holdings received net proceeds of $222.0 million from its offering of Series C Preferred Shares, after expenses and underwriting discounts. The proceeds of the offering of Series C Preferred Shares were used to redeem all of Endurance Holdings' outstanding Series A Preferred Shares and for general corporate purposes.
On December 24, 2015, Endurance Holdings redeemed all 8,000,000 of its Series A Preferred Shares. The Series A Preferred shares were redeemed at a redemption price of $25.00 per share together with an amount equal to any dividends that were declared but not paid prior to December 24, 2015.
The Series B Preferred Shares and Series C Preferred shares are traded on the New York Stock Exchange. The Series B Preferred Shares and Series C Preferred Shares have no stated maturity date and are redeemable in whole or in part at the option of Endurance Holdings any time after June 1, 2016 (in the case of the Series B Preferred Shares) and after December 15, 2020 (in the case of the Series C Preferred Shares) in each case at a redemption price of $25.00 per Series B Preferred Share and $25,000.00 per Series C Preferred Share (equivalent to $25.00 per Depositary Share), plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Endurance Holdings may redeem all but not less than all of the Series B Preferred Shares or Series C Preferred Shares before their respective redemption dates at a redemption price of $26.00 per Series B Preferred Share and $26,000.00 per Series C Preferred Share (equivalent to $26.00 per Depositary Share), plus any declared and unpaid dividends to the date of redemption, if Endurance Holdings is required to submit a proposal to the holders of the Series B Preferred Shares or Series C Preferred Shares concerning an amalgamation, consolidation, merger, similar corporate transaction or change in Bermuda law.
Dividends on the Series B Preferred Shares and Series C Preferred Shares, when, as and if declared by the Board of Directors of Endurance Holdings or a duly authorized committee of the board, accrue and are payable on the liquidation preference amount from the original issue date, quarterly in arrears on each dividend payment date, at an annual rate of 7.5% in the case of the Series B Preferred Shares and an annual rate of 6.35% in the case of the Series C Preferred Shares. Dividends on the Series B Preferred Shares and Series C Preferred Shares are not cumulative.
Upon any voluntary or involuntary liquidation, dissolution or winding-up of Endurance Holdings, holders of the Series B Preferred Shares, Series C Preferred Shares and any parity shares are entitled to receive out of Endurance Holdings' assets available for distribution to shareholders, before any distribution is made to holders of Endurance Holdings' common equity securities, a liquidating distribution in the amount of $25.00 per Series B Preferred Share and $25,000.00 per Series C Preferred Share (equivalent to $25.00 per Depositary Share), plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Distributions will be made pro rata as to the Series B Preferred Shares, Series C Preferred Shares and any parity shares and only to the extent of Endurance Holdings' assets, if any, that are available after satisfaction of all liabilities to creditors.
In conjunction with the issuance by the Company of the Series A Preferred Shares, the Company entered into a "Declaration of Covenant" for the benefit of the holders of the 7% Senior Notes. The Covenant states that the Company will redeem its Series A Preferred Shares only if the total redemption price is less than or equal to the proceeds Endurance Holdings or its subsidiaries have received during the six months prior to the date of such redemption from the sale of certain qualifying securities that, among other things, are, with limited exceptions, pari passu with or junior to the Series A Preferred Shares upon the Company's liquidation, dissolution or winding-up; perpetual, or have a mandatory redemption or maturity date that is not less than sixty years after the initial issuance of such securities; and provide for dividends or other income distributions that are non-cumulative. The proceeds from the issuance of the Series C Preferred Shares met the requirements of the Declaration of Covenant and upon redemption of the Series A Preferred Shares, by its terms, the Declaration of Covenant was no longer available to the holders of the 7% Senior Notes.
Holders of the Series B Preferred Shares and the Series C Preferred Shares have no voting rights, except with respect to certain fundamental changes in the terms of the Series B Preferred Shares or the Series C Preferred Shares and in the case of certain dividend non-payments or as otherwise required by Bermuda law or Endurance Holdings' bye-laws.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

13.     Shareholders' equity, cont'd.
On February 25, 2016, the Company's Board of Directors authorized the repurchase of up to 5.0 million ordinary shares and share equivalents through February 28, 2018. This authorization superseded previous authorizations. No common shares were repurchased by the Company during 2015 or 2014. Common shares repurchased by the Company are not canceled and are classified as treasury shares. The Company's treasury shares are recorded at cost as a reduction in common shares and additional paid-in capital within shareholders' equity. There were 5.0 million shares authorized for repurchase remaining at December 31, 2015 (2014 - 5.0 million).
Accumulated other comprehensive (loss) income
The following table presents the changes in accumulated other comprehensive (loss) income balances by component for the years ended December 31, 2015 and 2014:

	For the Year Ended December 31, 2015
	Losses on cash flow hedges	Unrealized (losses) gains on available for sale securities	Foreign currency translation adjustments	Total
Beginning balance	$(1,766)	$86,100	$(7,628)	$76,706
Other comprehensive (loss) income before reclassifications	—	(65,941)	(24,690)	(90,631)
Amounts reclassified from accumulated other comprehensive (loss) income (1)	88	(32,797)	—	(32,709)
Net current period other comprehensive (loss) income	88	(98,738)	(24,690)	(123,340)
Ending balance	$(1,678)	$(12,638)	$(32,318)	$(46,634)

(1)	All amounts are net of tax.

	For the Year Ended December 31, 2014
	Losses on cash flow hedges	Unrealized (losses) gains on available for sale securities	Foreign currency translation adjustments	Total
Beginning balance	$(1,855)	$45,950	$18,636	$62,731
Other comprehensive (loss) income before reclassifications	—	60,632	(26,264)	34,368
Amounts reclassified from accumulated other comprehensive (loss) income(1)	89	(20,482)	—	(20,393)
Net current period other comprehensive (loss) income	89	40,150	(26,264)	13,975
Ending balance	$(1,766)	$86,100	$(7,628)	$76,706

(1)	All amounts are net of tax.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

13.     Shareholders' equity, cont'd.
The following tables present the significant items reclassified out of accumulated other comprehensive (loss) income during the years ended December 31, 2015 and 2014:

For the Year Ended December 31, 2015
Details about accumulated other comprehensive (loss) income components	Amount reclassified from accumulated other comprehensive (loss) income	Affected line item in the Consolidated Statements of Income and Comprehensive Income
Losses on cash flow hedges - Debt	$88	Interest expense
	88	Total before income taxes
	—	Income tax expense
	$88	Total net of income taxes

Unrealized losses (gains) on available for sale securities	$(37,245)	Net realized and unrealized gains
	3,715	Net impairment losses recognized in earnings
	(33,530)	Total before income taxes
	733	Income tax expense
	$(32,797)	Total net of income taxes

For the Year Ended December 31, 2014
Details about accumulated other comprehensive (loss) income components	Amount reclassified from accumulated other comprehensive (loss) income	Affected line item in the Consolidated Statements of Income and Comprehensive Income
Losses on cash flow hedges - Debt	$89	Interest expense
	89	Total before income taxes
	—	Income tax expense
	$89	Total net of income taxes

Unrealized losses (gains) on available for sale securities	$(19,406)	Net realized and unrealized gains
	625	Net impairment losses recognized in earnings
	(18,781)	Total before income taxes
	(1,701)	Income tax benefit
	$(20,482)	Total net of income taxes

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

14.     Earnings per share
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Numerator:
Net income available to common and participating common shareholders	$311,345	$315,700	$279,165
Less amount allocated to participating common shareholders (1)	(8,749)	(9,118)	(6,444)
Net income allocated to common shareholders	$302,596	$306,582	$272,721
Denominator:
Weighted average shares - basic	52,707,390	43,368,062	42,817,624
Share equivalents:
Options	118,392	47,111	—
Restricted shares and restricted share units	2,721	70	583
Weighted average shares - diluted	52,828,503	43,415,243	42,818,207

Basic earnings per common share	$5.74	$7.07	$6.37
Diluted earnings per common share	$5.73	$7.06	$6.37

(1)
Represents earnings and dividends attributable to holders of unvested restricted shares and restricted share units issued under the Company's stock compensation plans that are considered participating. In periods of loss, no losses are allocated to participating common shareholders (unvested restricted shares and restricted share units).

The following table sets forth dividends declared in the years ended December 31, 2015, 2014 and 2013, respectively:

	2015	2014	2013
Dividends declared per Series A preferred share	$1.9375	$1.9375	$1.9375
Dividends declared per Series B preferred share	$1.8750	$1.8750	$1.8750
Dividends declared per Series C preferred share	$—	$—	$—
Dividends declared per common share	$1.40	$1.36	$1.28
15.     Related party transactions
Fidelity
Pyramis Global Advisors, a subsidiary of FMR, LLC ("Fidelity"), provides investment management services to the Company. Fidelity and its affiliates owned 3.5 million or 5.2% of Endurance Holdings' ordinary shares outstanding at December 31, 2015 and were therefore considered a related party. The Company incurred investment management fees totaling $1.3 million (2014 - $1.4 million; 2013 - $1.4 million) to this investment manager of which $0.2 million was accrued at December 31, 2015 (2014 - $0.3 million).
BlackRock
Since 2002, subsidiaries of BlackRock Inc. ("BlackRock") have provided the Company and certain of its subsidiaries with various investment management, investment accounting and risk analysis services. BlackRock owned approximately 4.1 million or 6.1% of Endurance Holdings' ordinary shares outstanding at December 31, 2015 and were therefore considered a related party. The Company incurred expenses totaling $3.6 million (2014: $3.2 million; 2013: $2.9 million) for the year ended December 31, 2015 in relation to investment services rendered by BlackRock, of which $1.6 million was accrued at December 31, 2015 (December 31, 2014: $1.5 million).

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

16.     Stock-based employee compensation and other stock plans
At its meeting on February 28, 2007, the Company's Board of Directors adopted the 2007 Equity Incentive Plan ("2007 Plan") to allow for the issuance of equity incentives to non-employee directors of the Company and eligible employees of the Company and its subsidiaries. The 2007 Plan was approved by the Company's shareholders at the Annual General Meeting of Shareholders held on May 9, 2007. At that time, the Company's existing Amended and Restated 2002 Stock Option Plan and the Amended and Restated 2003 Non-Employee Director Incentive Plan were merged into the new 2007 Plan.
The 2007 Plan allows the Company to grant to employees and non-employee directors restricted shares, restricted share units, stock appreciation rights, share bonuses, options to purchase the Company's ordinary shares and other forms of equity incentive awards, as determined by the Compensation Committee of the Company's Board of Directors.
Under the terms of the 2007 Plan as amended, and after the consolidation of the Company's previous plans, a total of 2,100,000 ordinary shares were reserved for issuance. At a meeting on February 11, 2010, the Company's Board of Directors adopted a resolution to add 1,795,000 ordinary shares to the 2007 Plan, which was subsequently approved by the Company's shareholders at the Annual General Meeting of Shareholders held on May 13, 2010.
Upon the acquisition of Montpelier, each Montpelier restricted share unit (including any restricted share units held by an executive officer or non-employee director) that was outstanding immediately prior to the completion of the acquisition of Montpelier subject solely to service-based vesting requirements (a "Montpelier Fixed RSU") was converted into a service-based restricted share unit under the 2007 Plan as amended, on the same terms and conditions as were applicable to such Montpelier Fixed RSU immediately prior to the completion of the acquisition of Montpelier. The number of service-based restricted share units granted was equal to the product of (i) 0.472, the exchange ratio in the Merger Agreement and (ii) the number of Montpelier common shares that were subject to such Montpelier Fixed RSU immediately prior to the completion of the acquisition.
Upon completion of the acquisition of Montpelier, the number of Montpelier restricted share units that were outstanding immediately prior to the completion of the acquisition of Montpelier that were not Montpelier Fixed RSUs ("Montpelier Variable RSUs") was equal to the greater of:
(i) the number of Montpelier Variable RSUs determined by using Montpelier’s actual performance as of the last completed quarter prior to the completion of the acquisition of Montpelier, as determined by the Compensation and Nominating Committee of the Montpelier board of directors prior to the completion of the acquisition of Montpelier after reasonable consultation with the Company, and
(ii) the target number of Montpelier Variable RSUs.
Each Montpelier Variable RSU that was outstanding immediately prior to the completion of the acquisition of Montpelier (including any Montpelier Variable RSUs that were held by an executive officer) was converted into a service-based restricted share unit under the 2007 Plan, as amended, on the same terms and conditions as were applicable to such Montpelier Variable RSU immediately prior to the completion of the acquisition of Montpelier. The number of service based restricted share units granted was equal to the product of (x) 0.472, the exchange ratio in the Merger Agreement and (y) the number of Montpelier common shares that were subject to such Montpelier Variable RSU immediately prior to the completion of the acquisition.
On August 3, 2015, the Company registered 842,755 ordinary shares for issuance.
Upon completion of the acquisition of Montpelier, the Company assumed the Montpelier Re Holdings Ltd. 2012 Long-Term Incentive Plan (the "2012 Montpelier Equity Plan") and all awards outstanding thereunder and the future use of the remaining shares available for issuance under the 2012 Montpelier Equity Plan. The number of remaining shares under the 2012 Montpelier Equity Plan was adjusted pursuant to the terms of the Merger Agreement resulting in the registration of 1,025,349 ordinary shares under the 2007 Plan as amended, for future issuance thereunder.
After the approval of the additional shares, a total of 5,763,104 ordinary shares were reserved for issuance. The Company issues new ordinary shares upon the issuance of share based equity incentives, such as restricted shares, or the exercise or settlement of outstanding derivative equity incentives, such as options or restricted share units. As of December 31, 2015, 2,463,798 (2014 - 1,738,370) ordinary shares remained available for issuance under the 2007 and prior Plans.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

16.     Stock-based employee compensation and other stock plans, cont'd.
On May 28, 2013, the Board of Directors elected John R. Charman as the Company's Chairman and Chief Executive Officer. Mr. Charman received an option to purchase 800,000 ordinary shares at an exercise price of $48.20 per share, and a grant of 708,890 restricted shares, as an employment inducement pursuant to Rule 303A.08 of the New York Stock Exchange Corporate Governance Standards and were made outside of the 2007 Plan.
Options
The 800,000 options awarded to Mr. Charman, as discussed above, vest annually, in five equal tranches commencing on May 28, 2013, subject to the Mr. Charman's continued employment, or in the event of certain terminations of employment and other events. Mr. Charman's options have a ten-year contractual life. The Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted.
Prior to 2005, the Company issued stock options to employees and non-employee directors, with exercise prices equal to the fair market values of the Company's ordinary shares on the grant dates. Options generally vested at a rate of 20% per year over a five-year term. Option awards had a 10-year contractual life.
Performance-Based Restricted Shares
Commencing in March 2015, the Company issued performance-based restricted shares to certain of its senior executives under the 2007 Plan. The performance-based restricted shares represent the right to receive a specified number of ordinary shares in the future, based upon the achievement of pre-established performance criteria during the applicable performance period. Performance-based restricted shares granted to employees vest three years after the date of grant. The number of performance-based restricted shares that will ultimately vest is based upon the actual performance of the Company compared to the performance of a peer group of publicly-traded companies.
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
The 708,890 restricted shares awarded to Mr. Charman, as discussed above, will vest annually, in five equal tranches commencing on May 28, 2013, subject to Mr. Charman’s continued employment, or in the event of certain terminations of employment and other events. Mr. Charman is party to a shareholders' agreement that restricts the sale of any vested restricted shares until 2018.
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

16.     Stock-based employee compensation and other stock plans, cont'd.
Restricted Share Units
The Company has issued restricted share units to employees in select jurisdictions where the issuance of restricted shares results in unfavorable tax treatment for employee recipients. Restricted shares granted to employees generally vest pro rata over a four-year period. Restricted share units are forfeited upon departure from the Company for any reason prior to the applicable vesting date other than in cases where an employee meets certain retirement eligibility criteria which allow for continuing post-employment vesting of restricted share units, subject to compliance with certain non-competition obligations.
On July 31, 2015, upon completion of the Company's acquisition of Montpelier, outstanding Montpelier restricted share units were assumed by the Company and adjusted to represent the right to receive 0.472 of the Company's ordinary shares for each outstanding Montpelier restricted share unit rounded down to the next whole number of the Company's ordinary shares.
The fair value of the restricted share units granted or assumed is equal to the fair market value of the Company's ordinary shares on the grant or assumption date, as applicable. Compensation equal to the fair market value of the restricted share units at the measurement date is amortized and charged to income over the vesting period.
Summary of Stock-Based Employee Compensation Activity
A summary of option activity, including options held by employees, during the year ended December 31, 2015 is presented below:

	For the year ended December 31, 2015
Options Outstanding	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Beginning of year	800,000	$48.20
Granted	—	—
Exercised	(480,000)	48.20
Forfeited	—	—
Outstanding, end of year	320,000	$48.20	7.41	$5,053
Exercisable and vested options, end of year	—	$—	N/A	$—
No options were granted during the years ended December 31, 2015 and 2014. During the year ended December 31, 2013, 800,000 options were granted with a weighted average grant date fair value of $10.2 million. The Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted. No options expired during the years ended December 31, 2015, 2014 and 2013. During the years ended December 31, 2015, 2014 and 2013, 160,000, 160,000 and 160,000 options vested, respectively. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $9.5 million, $0.3 million, and $0.5 million, respectively. The Company received proceeds of $23.1 million from the exercise of options during the year ended December 31, 2015. The Company issued new ordinary shares in connection with the exercise of the above options.
For the years ended December 31, 2015, 2014 and 2013, compensation costs recognized in earnings for all options totaled $1.6 million, $3.1 million and $4.5 million, respectively. There were unrecognized stock-based compensation expenses of $1.0 million related to unvested stock options at December 31, 2015 (2014 - $2.6 million). This expense is expected to be recognized in 2016 and 2017, with approximately 78.9% expected to be recognized during 2016.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

16.     Stock-based employee compensation and other stock plans, cont'd.
A summary of the restricted share and restricted share unit activity during the year ended December 31, 2015, is presented below:

	Number of Shares/Units	Aggregate Intrinsic Value
Unvested, beginning of year	1,290,894
Granted and assumed	1,388,179
Settled	(997,068)
Forfeited	(18,423)
Unvested, end of year	1,663,582
Outstanding, end of year	1,663,582	$106,453
During the years ended December 31, 2015, 2014 and 2013, the Company granted an aggregate of 546,253, 505,997 and 503,097 restricted shares and restricted share units under the 2007 Plan, and assumed 841,926 (2014 - nil and 2013 - nil), the converted outstanding Montpelier restricted share units, adjusted to represent the right to receive 0.472 of the Company's ordinary shares for each outstanding Montpelier restricted share unit rounded down to the next whole number of ordinary shares. As mentioned above, the Company also granted 708,890 restricted shares to Mr. Charman outside of the 2007 Plan on May, 28, 2013. The restricted shares and restricted share units granted had weighted average grant date fair values of $91.2 million, $26.7 million and $58.1 million in the years ended December 31, 2015, 2014 and 2013, respectively. During the years ended December 31, 2015, 2014 and 2013, the aggregate fair value of restricted shares and restricted share units that vested was $60.0 million, $18.7 million and $17.1 million, respectively.
For the years ended December 31, 2015, 2014 and 2013, compensation costs recognized in earnings for all restricted shares and restricted share units were $53.9 million, $27.9 million, and $23.5 million, respectively. At December 31, 2015, compensation costs not yet recognized related to non-vested awards was $26.7 million (2014 - $23.3 million). This expense is expected to be recognized between 2016 and 2019, with approximately 65.3% expected to be recognized during 2016.
Employee Share Purchase Plan
On October 26, 2005, Endurance Holdings' shareholders approved the Employee Share Purchase Plan (the "2005 ESPP"). Following approval by the Company's shareholders in 2005, 200,000 of Endurance Holdings' ordinary shares were reserved for issuance under the 2005 ESPP. At a meeting on February 23, 2011, the Company's Board of Directors adopted a resolution to add 200,000 ordinary shares to the 2005 ESPP. The addition of 200,000 ordinary shares to the 2005 ESPP was approved by the Company's shareholders at the Annual General Meeting of Shareholders held on May 11, 2011. After approval of the additional ordinary shares, a total of 400,000 ordinary shares were reserved for issuance under the 2005 ESPP. The 2005 ESPP terminated in accordance with its terms on October 1, 2015. On February 26, 2015, the Compensation Committee of the Company's Board of Directors approved a new employee share purchase plan ("2015 ESPP"), which was approved by the Company's shareholders at its Annual General Meeting of Shareholders held on May 20, 2015. The Company ceased offering and issuing new shares under the 2005 ESPP on June 30, 2015 and began offering and issuing new shares under the 2015 ESPP after July 1, 2015. Following approval by the Company's shareholders in 2015, 300,000 of Endurance Holdings' ordinary shares were reserved for issuance under the 2015 ESPP.
The 2015 ESPP is not subject to any provisions of the Employee Retirement Income Security Act of 1974 as amended, and is not a qualified plan within the meaning of Section 402(a) of the Internal Revenue Code of 1986, as amended (the "Code"). The ESPP is a qualified plan under Section 423 of the Code.
Under the terms of the 2015 ESPP, employees of Endurance Holdings and certain of its subsidiaries may purchase Endurance Holdings' ordinary shares at a 15% discount to the closing market price on the purchase date. Participants are eligible to receive dividends on the shares purchased in the 2015 ESPP and are entitled to vote such shares at any Annual General or Special Meeting of Shareholders. These shares are restricted from sale, transfer or certification for one year from the purchase date.
Total expenses related to this plan for the year ended December 31, 2015 was approximately $298,000 (2014 - $234,000; 2013 - $167,000).

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

17.     Pension plan
The Company provides pension benefits to eligible employees through various defined contribution plans sponsored by the Company. Under the Company's defined contribution plans, the Company makes contributions to its employees' accounts in amounts ranging from 4% to 12% of its employees’ eligible earnings. In addition, under certain defined contribution plans, employee contributions may be supplemented by matching contributions made by the Company based on the level of employee contribution. Lastly, the Company may provide additional contributions, depending on its annual financial performance. The employee and Company contributions in the defined contribution plans are invested at the election of each employee in one or more of several investment portfolios offered by third party investment advisors. Company contributions for the year ended December 31, 2015 resulted in an expense of $13.8 million being recorded in earnings (2014 - $12.6 million; 2013 - $10.8 million).
18.     Statutory requirements and dividend restrictions
The Company's insurance and reinsurance operations are subject to insurance and/or reinsurance laws and regulations in the jurisdictions in which they operate, the most significant of which are Bermuda, the United States, the United Kingdom and Singapore. These regulations include certain restrictions on the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities.
The combined statutory capital and combined statutory net income (loss) for the Company's principal operating subsidiaries, excluding Syndicate 5151, in their respective jurisdictions were as follows:

Statutory capital	Bermuda(1)(2)		United States		U.K. (3)		Singapore
	2015	2014	2015	2014	2015	2014	2015	2014
Required statutory capital	$1,276,453	$955,903	$281,905	$244,587	$84,086	$73,741	$3,524	$3,773
Actual statutory capital	4,307,249	2,876,927	768,791	702,513	538,265	555,283	49,842	32,272

Statutory net income (loss)	Bermuda	United States	U.K.	Singapore
Year ended December 31, 2015	$417,298	$70,398	$969	$17,542
Year ended December 31, 2014	453,127	28,450	4,135	4,111
Year ended December 31, 2013	454,840	(48,035)	27,976	8,702

(1)
Bermuda statutory capital includes an investment in affiliate asset, which represents its interest in the remaining insurance and reinsurance operations of the Company included in the United States and U.K. columns above.

(2)	Bermuda includes the statutory capital of Endurance Bermuda and its foreign branches.

(3)	U.K. includes the statutory capital of Endurance U.K.
Bermuda
As a Bermuda holding company, Endurance Holdings is subject to the Bermuda Companies Act 1981, which limits the Company's ability to pay dividends and make distributions to its shareholders. The Company's retained earnings are unrestricted; however, the Company is not permitted to declare or pay a dividend, or make a distribution out of contributed surplus, if it is, or would after the payment be, unable to pay its liabilities as they come due, or if the realizable value of its assets would be less than its liabilities. Endurance Holdings had, as of December 31, 2015, $2.7 billion in retained earnings and an additional $2.2 billion in contributed surplus available to declare or pay a dividend, or make a distribution out of contributed surplus, so long as Endurance Holdings remained in compliance with the Bermuda Companies Act 1981 following such dividend or distribution. Endurance Holdings relies on dividends from Endurance Bermuda to provide cash flow required for debt service and dividends to shareholders.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

18.     Statutory requirements and dividend restrictions, cont'd.
Endurance Bermuda
Endurance Bermuda is a registered Class 4 insurer under the Insurance Act 1978 ("Bermuda Insurance Act") and related regulations as amended (the "Insurance Act"). Endurance Bermuda is required to maintain minimum solvency standards and to hold available statutory capital and surplus equal to or exceeding the Enhanced Capital Requirement as determined by the Bermuda Monetary Authority ("BMA") based upon a standard mathematical model that correlates the risk underwritten to the capital that is dedicated to the business. The required capital noted in the table above has been based on the Enhanced Capital Requirement. In addition to the Enhanced Capital Requirement, Endurance Bermuda is required to maintain a minimum statutory liquidity ratio and solvency margin. For all periods presented herein, Endurance Bermuda materially exceeded these minimum requirements.
Endurance Bermuda's ability to pay dividends and make capital distributions is subject to certain regulatory restrictions based on the Enhanced Capital Requirement, limits on the amount of Endurance Bermuda's premiums written and net reserves for losses and loss expenses and a minimum general capital and surplus requirement of $100.0 million. At December 31, 2015, Endurance Bermuda can pay dividends of $1,034.4 million (2014 - $719.2 million) to Endurance Holdings without prior approval under Bermuda law.
Blue Water Re and Blue Water Re II
Blue Water Re and Blue Water Re II are registered with the BMA as Special Purpose Insurers and are not subject to the BMA's Bermuda Solvency Capital Requirement ("BSCR"); however, the Bermuda Insurance Act limits the maximum amount of annual dividends and distributions that may be paid by Blue Water Re and Blue Water Re II. There is no minimum solvency margin or liquidity ratio that must be maintained by Blue Water Re or Blue Water Re II so long as the value of their assets exceed the value of their liabilities. At December 31, 2015, Blue Water Re's assets exceeded the value of its liabilities by $269.6 million, and Blue Water Re II's assets exceeded the value of its liabilities by $212.5 million. Blue Water Re and Blue Water Re II did not declare or pay any dividends to their parent, BCML, during 2015.
Blue Capital Re
Blue Capital Re is registered with the BMA as a Class 3A insurer. The Bermuda Insurance Act requires Blue Capital Re to maintain minimum levels of statutory capital and surplus to maintain minimum liquidity ratios and to meet minimum solvency margins. At December 31, 2015, Blue Capital Re exceeded these minimum requirements. At December 31, 2015, Blue Capital Re can pay dividends of $50.6 million to it's parent without prior approval under Bermuda law.
BCML
BCML is licensed and supervised by the BMA to carry on investment business and as an insurance agent/manager. BCML is not subject to any material minimum solvency requirements.
United States
Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and Endurance Risk Solutions are subject to regulation by the Delaware Department of Insurance. American Agri-Business is subject to regulation by the Texas Department of Insurance. Endurance Holdings' Delaware and Texas domiciled entities must maintain a minimum level of statutory capital as established by such jurisdictions. The amount of required capital is determined through the use of the Risk Based Capital model established by the National Association of Insurance Commissioners and adopted by Delaware and Texas. The required capital noted in the table above has been based on the Risk Based Capital model and represents the authorized control level risk based capital for these entities.
Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders' surplus or statutory net income, excluding realized capital gains for Endurance Holdings' Delaware domiciled entities. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2015, Endurance U.S. Reinsurance, Endurance American, Endurance Risk Solutions and Endurance American Specialty did not have earned surplus and thus were precluded from declaring or distributing dividends during 2015 without the prior approval of the applicable insurance regulator. If the parent company is also an insurer, as is the case with Endurance American, Endurance American Specialty and Endurance Risk Solutions, the parent company or companies must also meet their own dividend eligibility requirements in order to pass along any dividends received from subsidiary insurance companies. At December 31, 2015, American Agri-Business (with notice to the Texas Department of Insurance) could pay dividends of $3.5 million (2014 - $3.7 million) without prior regulatory approval.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

18.     Statutory requirements and dividend restrictions, cont'd.
U.K.
Endurance U.K.
The required and actual statutory capital amounts in the "U.K." category in the table above include amounts related to Endurance U.K. Under the jurisdiction of the United Kingdom's Prudential Regulation Authority ("PRA"), Endurance U.K. must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. Insurers are required to calculate their required minimum solvency margin and to report it to the PRA. The PRA also mandates calculation of an Enhanced Capital Requirement for Endurance U.K. and provides Individual Capital Guidance as an additional risk based capital assessment. At December 31, 2015 and 2014, the actual capital for Endurance U.K. exceeded all of the capital requirements currently promulgated by the PRA.
The PRA regulatory requirements impose no explicit restrictions on Endurance U.K.'s ability to pay a dividend, but Endurance U.K. would have to notify the PRA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distribution. At December 31, 2015 Endurance U.K did not have retained profits available for distribution.
Endurance at Lloyd's
The Company participates in the Lloyd's market through Syndicate 5151, which is managed by Endurance at Lloyd's and is capitalized through ECCL. As a corporate member of Lloyd's, ECCL is subject to the oversight of the Council of Lloyd's.
ECCL is required to deposit cash, securities or letters of credit (or a combination of these assets) with Lloyd's in order to satisfy its FAL requirements, which are met through the Lloyd's Capital Trust. At December 31, 2015, ECCL had total FAL of $276.8 million which was provided by Endurance Bermuda.
Singapore
Endurance Bermuda's Singapore branch ("Singapore Branch") is subject to Fund Solvency and Capital Adequacy requirements by the Monetary Authority of Singapore as a foreign company in Singapore and is regulated by the Monetary Authority of Singapore pursuant to the Insurance Act in Singapore. At December 31, 2015 and 2014, the Singapore Branch complied with the capital requirements promulgated by the Monetary Authority of Singapore.
Switzerland
In 2008, Endurance Bermuda established a branch in Zurich, Switzerland named Endurance Specialty Insurance Ltd. Pembroke (Bermuda) Zurich Branch. In 2015, Endurance U.K. established a branch in Zurich named Endurance Worldwide Insurance Limited, London, Zurich Branch. Swiss law does not impose additional regulation upon a Swiss branch of a foreign reinsurer.
19.     Taxes
The Company has operating subsidiaries and branch operations in the United States, United Kingdom, Switzerland and Singapore, which are subject to the relevant taxes in those jurisdictions. During 2014, the United States Internal Revenue Service ("IRS") completed its audit of the income tax returns of the Company's U.S. subsidiaries for 2009, 2010 and 2011. The audit results were immaterial to the operations of the Company. During 2015, the IRS commenced an examination of the 2012 income tax return of Endurance Bermuda. In February 2016, the IRS commenced an examination of the 2013 income tax return of Endurance Bermuda. Although the timing and ultimate resolution of the IRS examinations is uncertain, the Company does not expect the resolution of the examinations to result in a material change to the Company's financial position, results of operations and cash flows. As of December 31, 2015, none of the Company's other operating subsidiaries or branch operations were under examination in any of the jurisdictions in which they operate. The Company remains subject to examination for tax years 2009 through 2015.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

19.     Taxes, cont'd.
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
The income tax expense was as follows for the years ended December 31, 2015, 2014 and 2013, respectively:

	2015	2014	2013
Current income tax expense	$(6,262)	$(1,804)	$(3,089)
Deferred income tax benefit (expense)	1,900	1,414	(2,764)
Income tax expense	$(4,362)	$(390)	$(5,853)
Of the 2015 current income tax expense, $4.2 million related to taxes incurred in the United States (2014 - $1.8 million; 2013 - $3.1 million), $2.2 million related to taxes incurred in the United Kingdom (2014 and 2013 - nil) and $0.1 million related to a tax benefit in Switzerland (2014 and 2013 - nil). Of the deferred income tax benefit (expense), $0.7 million related to deferred income tax benefit in the United States (2014 - $1.4 million; 2013 - $(2.8) million), $0.2 million related to deferred income tax benefit in the United Kingdom (2014 and 2013 - nil) and $1.0 million related to deferred income tax benefit in Bermuda (2014 and 2013 - nil). The deferred income tax benefit in Bermuda related to amortization of intangible assets from the acquisition of Montpelier which the Company elected not to push down to Endurance at Lloyd's under current accounting guidance. A full valuation allowance has been recorded against the net asset position of Endurance Bermuda's foreign branches and a United Kingdom subsidiary.
The actual income tax expense attributable to income for the years ended December 31, 2015, 2014 and 2013 differed from the amount computed by applying the combined effective rate of 0% under Bermuda law to income before income taxes, as a result of the following:

	2015	2014	2013
Computed expected tax expense	$—	$—	$—
Tax (expense) benefit effect on foreign taxes	(8,071)	(1,661)	31,054
Change in valuation allowance	3,709	1,271	(36,907)
	$(4,362)	$(390)	$(5,853)

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

19.     Taxes, cont'd.
Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following as of December 31, 2015 and 2014:

	2015	2014
Deferred income tax assets:
Unearned premiums	$25,172	$23,124
Loss reserves	27,370	29,410
Net operating loss carryforward	92,844	93,163
Deferred compensation	25,268	19,588
Deferred interest	46,568	44,951
Realized investment losses	4,972	125
Other	11,077	10,404
Total deferred income tax assets	233,271	220,765
Deferred income tax liabilities:
Deferred acquisition costs	(8,179)	(10,843)
Unrealized investment losses (gains)	1,568	(5,293)
Unrealized foreign exchange gains	(4,087)	(2,704)
Temporary differences related to acquisition	(35,461)	(20,344)
Start up costs	(1,565)	(1,144)
Other	(7,561)	(10,033)
Total deferred income tax liabilities	(55,285)	(50,361)
Valuation allowance	(131,138)	(121,409)
Net deferred income tax asset	$46,848	$48,995
Net income tax payments for the years ended December 31, 2015 and 2014 totaled $2.4 million and $0.9 million, respectively. The Company received net income tax refunds totaling $8.4 million for the year ended December 31, 2013. Net operating loss carryforwards gross of tax in the amount of $155.4 million, $112.3 million, $49.9 million and $56.6 million are available for application against future taxable income in the United States, United Kingdom, Singapore and Switzerland, respectively. These net operating loss carry forwards have no expiration date in the United Kingdom and Singapore. In Switzerland and the United States, the net operating loss carry forwards expire through 2016 and 2028, respectively.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. At December 31, 2015, management has established a valuation allowance of $131.1 million (2014 - $121.4 million) against net deferred tax assets in the Company's United States subsidiaries, a United Kingdom subsidiary and non-U.S. branches.
The Company's income before income taxes was distributed as follows for the years ended December 31, 2015, 2014 and 2013, respectively:

	2015	2014	2013
U.S. (domestic)	$95,649	$60,112	$13,103
Non-U.S. (foreign) (1)	263,824	288,728	304,665
Income before income taxes	$359,473	$348,840	$317,768

(1)	The Company's non-U.S. (foreign) operating subsidiaries write business that is exposed to risks originating in the United States.
Management has concluded that valuation allowances are required against the net operating loss and net capital loss carryforwards assumed as part of the Montpelier acquisition. The valuation allowances have been established as Internal Revenue Code Section 382 limits the application of net operating loss and net capital loss carryforwards following an ownership change. Accordingly, a tax effected valuation allowance of $11.3 million and $0.7 million, respectively, is required as of August 1, 2015. The loss carryforwards available per year are $0.2 million as required by Internal Revenue Code Section 382.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

19.     Taxes, cont'd.
As of December 31, 2015 and 2014, the Company had no uncertain tax positions.
20.     Condensed unaudited quarterly financial data
The following is a summary of the unaudited quarterly data for the year ended December 31, 2015:

	Quarter Ended March 31, 2015	Quarter Ended June 30, 2015	Quarter Ended September 30, 2015	Quarter Ended December 31, 2015
Net premiums earned	$389,859	$458,135	$557,003	$573,456
Net investment income	41,861	32,252	16,533	23,180
Net realized and unrealized gains (losses)	18,189	9,680	5,029	(20,238)
Net impairment losses recognized in earnings	(649)	(424)	(38)	(2,604)
Subtotal	$449,260	$499,643	$578,527	$573,794
Net losses and loss expenses	$171,936	$239,122	$263,993	$242,057
Acquisition, general and administrative, and corporate expenses	$149,251	$152,570	$225,558	$194,726
Net foreign exchange losses (gains)	$7,552	$12,981	$8,621	$(2,190)
Net income	$108,479	$84,206	$54,530	$107,896
Net income attributable to non-controlling interests	—	—	(2,707)	(8,309)
Net income available to Endurance Holdings	$108,479	$84,206	$51,823	$99,587
Preferred dividends	(8,188)	(8,188)	(8,188)	(8,186)
Net income available to Endurance Holdings' common and participating common shareholders	$100,291	$76,018	$43,635	$91,401
Basic earnings per share	$2.24	$1.69	$0.73	$1.36
Diluted earnings per share	$2.23	$1.68	$0.73	$1.36
The following is a summary of the unaudited quarterly data for the year ended December 31, 2014:

	Quarter Ended March 31, 2014	Quarter Ended June 30, 2014	Quarter Ended September 30, 2014	Quarter Ended December 31, 2014
Net premiums earned	$396,266	$481,538	$514,895	$471,279
Net investment income	40,990	39,302	25,357	25,894
Net realized and unrealized gains (losses)	4,872	3,411	9,788	(3,788)
Net impairment losses recognized in earnings	(111)	(198)	(102)	(214)
Subtotal	$442,017	$524,053	$549,938	$493,171
Net losses and loss expenses	$176,896	$259,196	$290,269	$243,801
Acquisition, general and administrative, and corporate expenses	$145,363	$165,056	$174,307	$148,374
Net foreign exchange losses (gains)	$2,964	$319	$783	$(227)
Net income	$104,480	$83,163	$76,234	$84,573
Preferred dividends	(8,188)	(8,188)	(8,188)	(8,186)
Net income available to Endurance Holdings' common and participating common shareholders	$96,292	$74,975	$68,046	$76,387
Basic earnings per share	$2.16	$1.68	$1.52	$1.71
Diluted earnings per share	$2.16	$1.68	$1.52	$1.70

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting and financial disclosure during the course of the year.
Item 9A. Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended.
The management of Endurance Specialty Holdings Ltd. (the "Company") is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). This internal control provides monitoring mechanisms, and actions are taken to correct deficiencies identified.
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
Management assessed the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2015, the Company maintained effective internal control over financial reporting.
The Company acquired all of the outstanding shares of Montpelier Re Holdings Ltd. ("Montpelier") on July 31, 2015. Montpelier's total revenues and net income attributable to common shareholders represented approximately 11% and 18%, respectively, of the Company's related consolidated financial statement amounts for the year ended December 31, 2015. Montpelier has been excluded from the Company's assessment scope for the effectiveness of internal control over financial reporting as of December 31, 2015 because it was acquired by the Company in a purchase business combination during 2015.
Ernst & Young Ltd., an independent registered public accounting firm, has issued their attestation report on the Company's internal control over financial reporting.
There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
Information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2015 was so reported.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information called for by Item 10 is incorporated herein by reference to the sections captioned "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of our Proxy Statement for our 2016 Annual General Meeting of Shareholders. Biographies of the current executive officers of the Company are set forth below.
John R. Charman, 63, joined the Company in May 2013 as Chairman of the Board and Chief Executive Officer. Mr. Charman has four decades of global experience in the insurance industry and has been in a senior underwriting position since 1975 and a CEO role since 1981. Most recently, Mr. Charman founded AXIS Capital Holdings Limited in 2001 and served for 11 years as its Chief Executive Officer and President. From 2000 to 2001, Mr. Charman served as Deputy Chairman of ACE INA Holdings and President of ACE International. Mr. Charman also served as Chief Executive Officer at ACE Global Markets from 1998 to 2001. Prior to that, Mr. Charman was the Chief Executive Officer of Tarquin plc, the parent company of the Charman Underwriting Agencies at Lloyd's, which was sold to Ace Limited in 1998. Mr. Charman was the Deputy Chairman of the Council of Lloyd's and a member of the Lloyd's Core Management Group and Lloyd's Market Board between 1995 and

1997, which was during the financial crisis at Lloyd's. Mr. Charman held the position of Second Deputy Chairman of the Association of Bermuda Insurers and Reinsurers from January 2011 to June 2012. Mr. Charman is currently a member of the Board of the Masterworks Museum of Bermuda Art.
John V. Del Col, 54, has been the Company's General Counsel and Secretary since January 2003 and Executive Vice President, Acquisitions since February 2007. From October 1999 until January 2003, Mr. Del Col served as Executive Vice President, General Counsel, and Secretary of Trenwick Group Ltd. and its predecessor company, Trenwick Group Inc., a property and casualty reinsurer. Mr. Del Col was Vice President, General Counsel, and Secretary of Chartwell Re Corporation, a property and casualty reinsurer, from January 1998 until its merger with and into Trenwick Group Inc. in October 1999. From July 1994 until December 1997, Mr. Del Col was the Deputy General Counsel and Assistant Secretary at MeesPierson Holdings Inc., a Dutch merchant bank. From November 1991 until July 1994, Mr. Del Col was an associate in the law firm of LeBoeuf, Lamb, Greene & MacRae, L.L.P. Prior thereto, Mr. Del Col was an associate in the law firm of Sullivan & Cromwell.
Jerome Faure, 58, was named Chief Executive Officer, Global Reinsurance of the Company, effective March 2013. Mr. Faure was succeeded by Stephen Young in January 2016 and will retire from the industry at the end of March 2016.  Over his 25 year career, Mr. Faure has held senior underwriting and management positions in a number of global reinsurance companies. Most recently, he was a Partner in ILS Capital Management in Bermuda focused on Insurance Linked Securities, Industry Loss Warranties and collateralized reinsurance. Prior to that, he served as Director and Chief Underwriting Officer for Tokio Millennium Re, Ltd. where he managed their Bermuda-based reinsurance operations offering a range of U.S. and international products. Mr. Faure started his reinsurance career at the SCOR Group, progressing through a number of positions of increasing responsibility in Paris, Tokyo, London and New York. He became President & Chief Executive Officer of SCOR US Corporation and a member of the SCOR Group Executive Committee responsible for worldwide Property & Casualty. Mr. Faure holds B.S. degrees from ENSTA Paris, and INSTN Saclay France, and a M.S. degree in Nuclear Engineering from the University of Illinois.
Christopher Gallagher, 42, was named Chief Risk Officer and Group Actuary, effective September 2015. Mr. Gallagher is responsible for the Company's Enterprise Risk Management and Actuarial Functions. Prior to joining the Company, Mr. Gallagher was the Chief Risk Officer of the Insurance segment at Axis Capital Holdings from 2007 to 2015. Prior thereto, he served from 2001 to 2007 as a Senior Manager in Ernst & Young LLP's insurance and actuarial advisory practice in London. Mr. Gallagher holds a Bachelor of Science (Honours) degree in Mathematics and Statistics from the University of Glasgow and is a Fellow of the Institute and Faculty of Actuaries in the UK.
Brian W. Goshen, 54, was named Chief Human Resources Officer in February 2014. In May of 2014, he was named Chief Administrative Officer assuming responsibility for Information Technology, Marketing and Communications, Real Estate and Facilities and Global Corporate Claims in addition to his Human Resources duties. Prior to joining the Company, Mr. Goshen held a number of senior human resources positions, most recently at AXIS Capital Holdings Limited. Mr. Goshen joined AXIS in January 2006 as Chief Human Resources Officer and was promoted to Chief Administrative Officer in 2010. Before joining AXIS, he served as a Vice President of Human Resources at Fifth Third Bank. Prior to that, he was with Marsh, a wholly owned subsidiary of Marsh & McLennan Companies, for eight years where, as a Managing Director, he served as regional head of Human Resources for their North America and Asia-Pacific operations. Mr. Goshen's career also includes Human Resources positions with the Hong Kong and Shanghai Banking Corporation (HSBC), Goldman Sachs and the U.S. Army. Mr. Goshen holds a B.S. in Management and Organization from Central Washington University.
John A. Kuhn, 51, was named Chief Executive Officer, Global Insurance, of the Company, effective November 2012. Mr. Kuhn joined the Company from AXIS Capital where his most recent role was Chief Underwriting Officer, AXIS Insurance, responsible for the worldwide insurance operations and, prior to that, Chief Executive Officer, North American Division, AXIS Insurance. He joined AXIS Capital in 2003 when the company acquired Kemper Insurance's Financial Insurance Solutions business which Mr. Kuhn had built as President of that business unit. Mr. Kuhn started his insurance career at Chubb Group of Insurance Companies, where he assumed increasing responsibility, culminating in the role of Chief Underwriting Officer for Chubb/Executive Protection. Mr. Kuhn holds a B.A. degree from Wesleyan University.
Michael J. McGuire, 43, has been Chief Financial Officer since January 2006. Mr. McGuire joined the Company in 2003 to lead its external reporting, treasury and Sarbanes-Oxley compliance initiatives. Mr. McGuire came to the Company from Deloitte & Touche LLP where he spent over nine years working in a variety of audit and advisory roles in the United States, Bermuda and Europe. In his last role at Deloitte & Touche, Mr. McGuire served as a senior manager in their merger and acquisition advisory practice, providing transaction accounting, structuring and due diligence services to private equity and strategic investors. Since August 2015, Mr. McGuire has served as a director of Blue Capital Reinsurance Holdings Ltd. (“BCRH”), a New York Stock Exchange listed, Bermuda-based exempted limited liability holding company in which Endurance Holdings and Endurance Bermuda together hold a 33.3% interest. BCRH provides fully-collateralized property catastrophe reinsurance and invests in various insurance-linked securities through its wholly-owned Bermuda-based subsidiaries, with its underwriting decisions and operations managed by Bermuda-based affiliates utilizing the Company's reinsurance underwriting expertise and infrastructure to conduct its business. Mr. McGuire is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.
Stephen H.R. Young, 44, was named Chief Executive Officer, Global Reinsurance, effective January 2016. Prior to being appointed to this role, Mr. Young was Executive Vice President, Chief Underwriting Officer, Head of Global Catastrophe Reinsurance of the Company since September 2011. Mr. Young joined the Company's Bermuda-based reinsurance team in 2002 as an underwriter, assumed responsibility for the Company's U.S. catastrophe reinsurance business in 2005 and later served as Senior Vice President responsible for Property Catastrophe underwriting in the Americas. Prior to his tenure at the Company, Mr. Young held various underwriting positions in the industry. A native of Bermuda, he graduated from Babson College with a Bachelor of Science degree in Finance.
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
Item 11. Executive Compensation
The information called for by Item 11 is incorporated herein by reference to the sections captioned "Compensation Discussion and Analysis," "Compensation Committee Report" and "Executive Compensation" of our Proxy Statement for our 2016 Annual General Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information called for by Item 12 relating to the security ownership of certain beneficial owners and management is incorporated herein by reference to the sections captioned "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" of our Proxy Statement for our 2016 Annual General Meeting of Shareholders.
Information required by this item relating to securities authorized for issuance under the equity compensation plans is included in the following table:
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	$—	2,827,167
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	2,827,167

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 is incorporated herein by reference to the sections captioned "Transactions with Related Persons, Promoters and Certain Control Persons" and "Board of Directors" of our Proxy Statement for our 2016 Annual General Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services
The information called for by Item 14 is incorporated herein by reference to the section captioned "Audit Fees" of our Proxy Statement for our 2016 Annual General Meeting of Shareholders.

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

Date:	February 26, 2016	ENDURANCE SPECIALTY HOLDINGS LTD.

/s/ John R. Charman
Name: John R. Charman
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as on the dates indicated.

Signature	Title	Date

/s/ John R. Charman	Chief Executive Officer and Director	February 26, 2016
John R. Charman	(Principal Executive Officer)

/s/ Michael J. McGuire	Chief Financial Officer	February 26, 2016
Michael J. McGuire	(Principal Financial Officer)

/s/ Carrie L. Rosorea	Chief Accounting Officer	February 26, 2016
Carrie L. Rosorea	(Principal Accounting Officer)

/s/ John T. Baily	Director	February 26, 2016
John T. Baily

/s/ Norman Barham	Director	February 26, 2016
Norman Barham

/s/ Galen R. Barnes	Director	February 26, 2016
Galen R. Barnes

/s/ William H. Bolinder	Director	February 26, 2016
William H. Bolinder

/s/ Philip M. Butterfield	Director	February 26, 2016
Philip M. Butterfield

/s/ Steven W. Carlsen	Director	February 26, 2016
Steven W. Carlsen

/s/ Morgan W. Davis	Director	February 26, 2016
Morgan W. Davis

/s/ Susan S. Fleming	Director	February 26, 2016
Susan S. Fleming

/s/ Nicholas C. Marsh	Director	February 26, 2016
Nicholas C. Marsh

/s/ Scott D. Moore	Director	February 26, 2016
Scott D. Moore

/s/ William J. Raver	Director	February 26, 2016
William J. Raver

/s/ Robert A. Spass	Director	February 26, 2016
Robert A. Spass

/s/ Ian Winchester	Director	February 26, 2016
Ian Winchester

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF ENDURANCE SPECIALTY HOLDINGS LTD.
We have audited the consolidated financial statements of Endurance Specialty Holdings Ltd. as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015, and have issued our report thereon dated February 26, 2016 (such financial statements and our report thereon are included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedules listed in Item 15 of this Annual Report on Form 10-K for the year ended December 31, 2015. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young Ltd.
Hamilton, Bermuda
February 26, 2016

SCHEDULE I

ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
AT DECEMBER 31, 2015
(In thousands of United States dollars)

	Cost(1)	Market Value	Amount at Which Shown on the Balance Sheet
Type of Investment:
Fixed Maturity Investments
U.S. government and government agencies and authorities	$820,461	$818,468	$818,468
States, municipalities and political subdivisions	22,456	22,406	22,406
Foreign governments	160,941	160,976	160,976
Corporate bonds	1,920,230	1,907,687	1,907,687
Mortgage-backed securities
Agency mortgage-backed securities	1,326,164	1,335,678	1,335,678
Non-agency mortgage-backed securities	792,489	788,581	788,581
Collateralized loan and debt obligations	419,795	405,128	405,128
Asset-backed securities	510,540	507,255	507,255
Total fixed maturity investments	$5,973,076	$5,946,179	$5,946,179
Short-term investments	419,753	419,796	419,796
Equity securities	557,719	528,814	528,814
Other investments	737,069	872,617	872,617
Total Investments	$7,687,617	$7,767,406	$7,767,406

(1)	Investments in fixed maturity investments and short-term investments are shown at amortized cost.

SCHEDULE II
ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED FINANCIAL STATEMENT INFORMATION OF THE REGISTRANT
BALANCE SHEETS-PARENT ONLY
DECEMBER 31, 2015 AND 2014
(In thousands of United States dollars except share amounts)

	2015	2014
ASSETS
Investment in subsidiary	$5,582,764	$3,518,589
Cash and cash equivalents	3,206	240
Amounts due from subsidiaries	105,497	201,600
Goodwill and intangible assets	170,290	—
Other assets	14,435	9,829
Total assets	$5,876,192	$3,730,258
LIABILITIES
Debt	$707,591	$523,518
Deferred tax liability	17,315	—
Other liabilities	27,214	21,558
Total liabilities	752,120	545,076
SHAREHOLDERS' EQUITY
Preferred shares
Series A, B and C, non-cumulative - 9,209,200 issued and outstanding (2014 - 17,200,000)	9,209	17,200
Common shares
Common shares, ordinary - 66,797,991 issued and outstanding (2014 - 44,765,153)	66,798	44,765
Additional paid-in capital	2,145,836	598,226
Accumulated other comprehensive (loss) income	(46,634)	76,706
Retained earnings	2,681,053	2,448,285
Total shareholders' equity available to Endurance Holdings	4,856,262	3,185,182
Non-controlling interests	267,810	—
Total shareholders' equity	5,124,072	3,185,182
Total liabilities and shareholders' equity	$5,876,192	$3,730,258
See accompanying notes to the consolidated financial statements.

SCHEDULE II
ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED FINANCIAL STATEMENT INFORMATION OF THE REGISTRANT, Cont’d.
STATEMENTS OF INCOME-PARENT ONLY
YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013
(In thousands of United States dollars)

	2015	2014	2013
Revenues
Net investment income	$9	$248	$—
Net realized and unrealized gains (losses)	332	1,957	(1,511)
Other income	10,200	10,200	10,200
	10,541	12,405	8,689
Expenses
General and administrative expenses	93,237	61,325	48,017
Amortization of intangibles	6,675	—	—
Net foreign exchange losses (gains)	5	(1)	—
Interest expense	41,188	40,968	36,188
Total expenses	141,105	102,292	84,205
Loss before income taxes and equity in net income of subsidiaries	(130,564)	(89,887)	(75,516)
Equity in net income of subsidiaries	484,644	438,337	387,431
Income before income taxes	354,080	348,450	311,915
Income tax benefit	1,031	—	—
Net income	355,111	348,450	311,915
Net income attributable to non-controlling interests	(11,016)	—	—
Net income available to Endurance Holdings	344,095	348,450	311,915
Preferred dividends	(32,750)	(32,750)	(32,750)
Net income available to Endurance Holdings' common and participating common shareholders	$311,345	$315,700	$279,165
See accompanying notes to the consolidated financial statements

SCHEDULE II
ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED FINANCIAL STATEMENT INFORMATION OF THE REGISTRANT, Cont’d.
STATEMENTS OF CASH FLOWS-PARENT ONLY
YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013
(In thousands of United States dollars)

	2015	2014	2013
Cash flows used in operating activities:
Net income	$355,111	$348,450	$311,915
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,855	6,785	1,504
Net realized and unrealized (gains) losses	(332)	(1,957)	1,511
Deferred taxes	(1,031)	—	—
Stock-based compensation expense	28,604	15,093	20,708
Equity in net earnings of subsidiary	(484,644)	(438,337)	(387,431)
Other assets	(893)	(177)	2,112
Other liabilities	(17,377)	1,626	2,942
Net cash used in operating activities	(111,707)	(68,517)	(46,739)
Cash flows provided by investing activities:
Proceeds from sales and maturities of available for sale investments	—	26,094	—
Purchases of available for sale investments	—	(24,137)	—
Contributions of capital made to subsidiaries	—	—	(10,389)
Returns of capital received from subsidiaries	—	—	10,289
Dividends received from subsidiary	341,524	145,203	118,278
Net amounts received from subsidiaries	35,383	14,819	7,650
Purchases of fixed assets	(11,626)	—	(8,298)
Proceeds from disposals of fixed assets	6,606	19	—
Net cash received for subsidiary acquisition	19,875	—	—
Net cash provided by investing activities	391,762	161,998	117,530
Cash flows used in financing activities:
Issuance of common shares	24,823	2,305	31,884
Issuance of Series C, non-cumulative preferred shares	222,963	—	—
Redemption of Series A, non-cumulative preferred shares	(200,000)	—	—
Offering and registration costs paid	(617)	—	—
Bridge facility costs paid	—	(4,750)	—
Repurchase of common shares	—	—	(14,584)
Settlement of restricted shares	(14,535)	(4,039)	(3,001)
Repayments of debt	(198,500)	—	—
Dividends paid on preferred shares	(32,750)	(32,750)	(32,750)
Dividends paid on common shares	(78,473)	(60,524)	(55,906)
Net cash used in financing activities	(277,089)	(99,758)	(74,357)
Net increase (decrease) in cash and cash equivalents	2,966	(6,277)	(3,566)
Cash and cash equivalents, beginning of year	240	6,517	10,083
Cash and cash equivalents, end of year	$3,206	$240	$6,517
See accompanying notes to the consolidated financial statements

SCHEDULE III
ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013
(In thousands of United States dollars)
Year Ended December 31, 2015

	Insurance	Reinsurance	Total
Deferred Acquisition Costs	$58,216	$197,285	$255,501
Reserve for Losses and Loss Expenses	2,507,361	2,003,054	4,510,415
Unearned Premiums	902,152	886,996	1,789,148
Net Premiums Earned	824,552	1,153,901	1,978,453
Net Investment Income (1)	—	—	113,826
Net Losses and Loss Expenses	503,561	413,547	917,108
Amortization of Deferred Acquisition Costs	80,252	267,633	347,885
Other Operating Expenses (2)	140,012	119,779	259,791
Net Premiums Written	880,373	1,070,097	1,950,470

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

(2)
General and administrative expenses incurred by segments are allocated directly. Remaining general and administrative expenses not incurred by the segments are classified as corporate expenses and are not allocated to the individual business segments.

Year Ended December 31, 2014

	Insurance	Reinsurance	Total
Deferred Acquisition Costs	$34,581	$172,787	$207,368
Reserve for Losses and Loss Expenses	2,123,772	1,723,087	3,846,859
Unearned Premiums	642,779	611,740	1,254,519
Net Premiums Earned	833,912	1,030,066	1,863,978
Net Investment Income (1)	—	—	131,543
Net Losses and Loss Expenses	594,561	375,601	970,162
Amortization of Deferred Acquisition Costs	65,368	254,145	319,513
Other Operating Expenses (2)	148,475	98,912	247,387
Net Premiums Written	860,406	1,073,800	1,934,206

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

(2)
General and administrative expenses incurred by segments are allocated directly. Remaining general and administrative expenses not incurred by the segments are classified as corporate expenses and are not allocated to the individual business segments.

SCHEDULE III
ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION, Cont’d
YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013
(In thousands of United States dollars)
Year Ended December 31, 2013

	Insurance	Reinsurance	Total
Deferred Acquisition Costs	$30,095	$155,932	$186,027
Reserve for Losses and Loss Expenses	2,158,890	1,843,369	4,002,259
Unearned Premiums	452,113	566,738	1,018,851
Net Premiums Earned	946,474	1,070,010	2,016,484
Net Investment Income (1)	—	—	166,216
Net Losses and Loss Expenses	774,425	445,259	1,219,684
Amortization of Deferred Acquisition Costs	64,778	239,652	304,430
Other Operating Expenses (2)	136,588	100,285	236,873
Net Premiums Written	932,510	1,116,423	2,048,933

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

(2)
General and administrative expenses incurred by segments are allocated directly. Remaining general and administrative expenses not incurred by the segments are classified as corporate expenses and are not allocated to the individual business segments.

SCHEDULE IV
ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(In thousands of United States dollars)

Premiums Written	Gross	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2015
Property and liability insurance	$2,085,901	$1,370,391	$1,234,960	$1,950,470	63%
Year ended December 31, 2014
Property and liability insurance	$1,716,128	$959,870	$1,177,948	$1,934,206	61%
Year ended December 31, 2013
Property and liability insurance	$1,475,429	$616,311	$1,189,815	$2,048,933	58%

SCHEDULE VI
ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY
INSURANCE UNDERWRITERS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013
(In thousands of United States dollars)

Year Ended December 31, 2015

	Insurance	Reinsurance	Total
Deferred Acquisition Costs	$58,216	$197,285	$255,501
Reserve for Losses and Loss Expenses	2,507,361	2,003,054	4,510,415
Discount if any, Reserve for Losses and Loss Expenses	—	—	—
Unearned Premiums	902,152	886,996	1,789,148
Net Premiums Earned	824,552	1,153,901	1,978,453
Net Investment Income (1)	—	—	113,826
Net Losses and Loss Expenses
Current Year	585,562	575,010	1,160,572
Prior Year	(82,001)	(161,463)	(243,464)
Amortization of Deferred Acquisition Costs	80,252	267,633	347,885
Paid Losses and Loss Expenses	633,038	500,599	1,133,637
Net Premiums Written	880,373	1,070,097	1,950,470

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

Year Ended December 31, 2014

	Insurance	Reinsurance	Total
Deferred Acquisition Costs	$34,581	$172,787	$207,368
Reserve for Losses and Loss Expenses	2,123,772	1,723,087	3,846,859
Discount if any, Reserve for Losses and Loss Expenses	—	—	—
Unearned Premiums	642,779	611,740	1,254,519
Net Premiums Earned	833,912	1,030,066	1,863,978
Net Investment Income (1)	—	—	131,543
Net Losses and Loss Expenses
Current Year	675,131	528,846	1,203,977
Prior Year	(80,570)	(153,245)	(233,815)
Amortization of Deferred Acquisition Costs	65,368	254,145	319,513
Paid Losses and Loss Expenses	700,576	457,636	1,158,212
Net Premiums Written	860,406	1,073,800	1,934,206

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

SCHEDULE VI
ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY
INSURANCE UNDERWRITERS, Cont’d.
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013
(In thousands of United States dollars)

Year Ended December 31, 2013

	Insurance	Reinsurance	Total
Deferred Acquisition Costs	$30,095	$155,932	$186,027
Reserve for Losses and Loss Expenses	2,158,890	1,843,369	4,002,259
Discount if any, Reserve for Losses and Loss Expenses	—	—	—
Unearned Premiums	452,113	566,738	1,018,851
Net Premiums Earned	946,474	1,070,010	2,016,484
Net Investment Income(1)	—	—	166,216
Net Losses and Loss Expenses
Current Year	808,328	633,748	1,442,076
Prior Year	(33,903)	(188,489)	(222,392)
Amortization of Deferred Acquisition Costs	64,778	239,652	304,430
Paid Losses and Loss Expenses	797,310	564,782	1,362,092
Net Premiums Written	932,510	1,116,423	2,048,933

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1
Agreement and Plan of Merger, dated as of March 31, 2015, by and among Montpelier Re Holdings Ltd., Endurance Specialty Holdings Ltd. and Millhill Holdings Ltd., incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 1, 2015.

3.1	Memorandum of Association. Incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.

3.2	Certificate of Deposit of Memorandum of Increase of Share Capital. Incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the Year Ended December 31, 2004.

3.3	Amended and Restated Bye-laws, dated as of May 8, 2013. Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 9, 2013.

4.1	Specimen Ordinary Share Certificate. Incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed on February 10, 2003.

4.2	Certificate of Designations of 7.50% Non-Cumulative Preferred Shares, Series B. Incorporated herein by reference to Exhibit 4.1 to Form 8-A filed on June 1, 2011.

4.3
Certificate of Designations of 6.350% Non-Cumulative Preferred Shares, Series C, of Endurance Specialty Holdings Ltd. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 24, 2015).

4.4	Specimen 6.350% Non-Cumulative Preferred Shares, Series C (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on November 24, 2015).

4.5	Form of Depositary Receipt (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on November 24, 2015).

4.6
Deposit Agreement, dated November 24, 2015, among Endurance Specialty Holdings Ltd., Computershare Inc., Computershare Trust Company, N.A. and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 24, 2015).

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

4.11
Third Supplemental Indenture, dated as of July 31, 2015, between Millhill Holdings Ltd. and The Bank of New York Mellon Trust Company, National Association. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2015.

4.12
Fourth Supplemental Indenture, dated as of July 31, 2015 between Endurance Specialty Holdings Ltd. and The Bank of New York Mellon Trust Company, National Association. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 3, 2015.

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

10.6	2007 Equity Incentive Plan. Incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.**

10.7	Amendment No. 1 to 2007 Equity Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.**

10.8	Amendment No. 2 to 2007 Equity Incentive Plan. Incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2010.**

10.9	Form of Restricted Share Agreement.**

10.10	Form of Long-Term Incentive Agreement. Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015.**

10.11	Form of Performance Based Restricted Share Agreement.**

10.12	Form of Swiss Restricted Share Unit Agreement.**

10.13	Form of Director Restricted Share Agreement.**

10.14	Form of Restricted Share Unit Assumption Agreement. Incorporated herein by reference to Exhibit 10.3 to Post-Effective Amendment No. 1 on Form S-8 to Form S-4 filed on August 3, 2015.**

10.15	2015 Employee Share Purchase Plan. Incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed on July 10, 2015.**

10.16	Employment Agreement, dated May 28, 2013, by and between the Company and John R. Charman. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 31, 2013.**

10.17
Restricted Share Agreement, dated May 28, 2013, by and between the company and John R. Charman. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 31, 2013.**

10.18	Option Agreement, dated May 28, 2013, by and between the Company and John R. Charman. Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 31, 2013.**

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

10.21	Share Purchase Agreement, dated May 28, 2013, by and between The Fortis Trust and the Company. Incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on May 31, 2013.

10.22
Share Purchase Agreement, dated May 28, 2013, by and between The Prometheus Trust and the Company. Incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on May 31, 2013.

10.23
Shareholders' Agreement, dated May 28, 2013, by and among John R. Charman, Dragon Global Holdings Ltd. and the Company. Incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on May 31, 2013.

10.24	Form of Amended and Restated Employment Agreement. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 12, 2016.**

10.25
Amended and Restated Employment Agreement, dated January 27, 2016, by and between the Company and John A. Kuhn. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 2, 2016.**

10.26
Employment Agreement, dated as of March 11, 2013, by and between the Company and Jerome Faure. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2013.**

10.27	Form of Amended and Restated Indemnification Agreement. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 12, 2016. **

10.28
Amended and Restated Indemnification Agreement dated January 27, 2016, by and between the Company and John A. Kuhn. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 2, 2016.

10.29	Form of Director Indemnification Agreement. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 24, 2008.**

10.30
Letter dated December 23, 2015 by and among Michael J. McGuire, Endurance Specialty Holdings Ltd. and Blue Capital Reinsurance Holdings Ltd. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 23, 2015.

10.31
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

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certifications Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as at December 31, 2015 and December 31, 2014; (ii) the Condensed Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iii) the Condensed Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2015 and 2014; (iv) the Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (v) the Notes to the Condensed Consolidated Financial Statements for the years ended December 31, 2015, 2014 and 2013.

**	Management contract or compensatory plan or arrangement.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of the Company's debt are not filed and, in lieu thereof, the Company agrees to furnish copies to the SEC upon request.