Form 10-Q
period 2016-03-31
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2016-05-09
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the period ended March 31, 2016,
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Common Shares Outstanding as of May 2, 2016
Ordinary Shares - $1.00 par value	67,367,383

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

•	decreased demand for property and casualty insurance or reinsurance or increased competition due to an increase in capacity of property and casualty insurers and reinsurers;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the inability to renew business previously underwritten or acquired;

•	the inability to obtain or maintain financial strength or claims-paying ratings by one or more of our subsidiaries;

•	our ability to effectively integrate acquired operations and to continue to expand our business;

•	uncertainties in our reserving process, including the potential for adverse development of our loss reserves or failure of our loss limitation methods;

•	the ability of the counterparty institutions with which we conduct business to continue to meet their obligations to us;

•	the failure or delay of the Florida Hurricane Catastrophe Fund or private market participants in Florida to promptly pay claims, particularly following a large windstorm or of multiple smaller storms;

•	our continued ability to comply with applicable financial standards and restrictive covenants, the breach of which could trigger significant collateral or prepayment obligations;

•	Endurance Specialty Holdings Ltd. ("Endurance Holdings") or Endurance Specialty Insurance Ltd. ("Endurance Bermuda") becomes subject to income taxes in jurisdictions outside of Bermuda;

•	changes in tax regulations or laws applicable to us, our subsidiaries, brokers or customers;

•	state, federal and foreign regulations that impede our ability to charge adequate rates and efficiently allocate capital;

•	changes in insurance regulations in the U.S. or other jurisdictions in which we operate, including the implementation of Solvency II by the European Commission;

•	reduced acceptance of our existing or new products and services;

•	loss of business provided by any one of a few brokers on whom we depend for a large portion of our revenue, and our exposure to the credit risk of our brokers;

•	actions by our competitors, many of which are larger or have greater financial resources than we do;

•	assessments by states for high risk or otherwise uninsured individuals;

•	the impact of acts of terrorism and acts of war;

•	the effects of terrorist related insurance legislation and laws;

•	the inability to retain key personnel;

•	political stability of Bermuda or other countries in which we operate;

•	changes in the political environment of certain countries in which we operate or underwrite business;

•	changes in accounting regulation, policies or practices;

•	our investment performance;

•	the valuation of our invested assets and the determination of impairments of those assets, if any;

•	the breach of our investment guidelines or the inability of those guidelines to mitigate investment risk;

•	the need for additional capital in the future which may not be available or only available on unfavorable terms;

•	the ability to maintain the availability of our systems and safeguard the security of our data in the event of a disaster or other unanticipated event;

•	changes in general economic conditions and/or industry specific conditions, including inflation or deflation, foreign currency exchange rates, interest rates, and other factors;

•	risks relating to our acquisition of Montpelier Re Holdings Ltd., including risks that our future financial performance may differ from projections; and

•	risks that we may not be able to effectively manage our expanded operations.
The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in Endurance Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2015, including the risk factors set forth in Item 1A. Risk Factors thereof. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars, except share amounts)

	MARCH 31, 2016	DECEMBER 31, 2015
	(UNAUDITED)
ASSETS
Investments
Fixed maturity investments, trading at fair value (amortized cost: $1,910,938 and $1,611,079 at March 31, 2016 and December 31, 2015, respectively)	$1,902,271	$1,587,160
Fixed maturity investments, available for sale at fair value (amortized cost: $4,214,639 and $4,361,997 at March 31, 2016 and December 31, 2015, respectively)	4,261,560	4,359,019
Short-term investments, trading at fair value (amortized cost: $121,736 and $394,096 at March 31, 2016 and December 31, 2015, respectively)	121,740	394,111
Short-term investments, available for sale at fair value (amortized cost: $25,473 and $25,657 at March 31, 2016 and December 31, 2015, respectively)	25,481	25,685
Equity securities, trading at fair value (cost: $33,017 and $15,290 at March 31, 2016 and December 31, 2015, respectively)	32,510	15,229
Equity securities, available for sale at fair value (cost: $578,351 and $542,429 at March 31, 2016 and December 31, 2015, respectively)	551,968	513,585
Other investments	799,123	872,617
Total investments	7,694,653	7,767,406
Cash and cash equivalents	1,212,733	1,177,750
Premiums receivable, net	1,900,768	1,376,328
Insurance and reinsurance balances receivable	103,848	102,403
Deferred acquisition costs	321,654	255,501
Prepaid reinsurance premiums	891,268	498,574
Reinsurance recoverable on unpaid losses	935,593	907,944
Reinsurance recoverable on paid losses	330,951	288,026
Accrued investment income	29,556	30,213
Goodwill and intangible assets	532,589	553,960
Deferred tax asset	58,342	64,164
Net receivable on sales of investments	61,006	31,873
Other assets	209,225	187,383
Total assets	$14,282,186	$13,241,525
LIABILITIES
Reserve for losses and loss expenses	$4,458,189	$4,510,415
Reserve for unearned premiums	2,565,405	1,789,148
Deposit liabilities	13,112	13,674
Reinsurance balances payable	855,257	661,213
Debt	703,994	717,650
Net payable on purchases of investments	120,009	63,442
Deferred tax liability	16,532	17,315
Other liabilities	308,072	344,596
Total liabilities	9,040,570	8,117,453
Commitments and contingent liabilities
SHAREHOLDERS' EQUITY
Preferred shares, total liquidation preference $460,000 (2015 - $460,000)	9,209	9,209
Common shares, ordinary - 67,349,582 issued and outstanding (2015 - 66,797,991)	67,350	66,798
Additional paid-in capital	2,146,171	2,145,836
Accumulated other comprehensive loss	(1,172)	(46,634)
Retained earnings	2,761,799	2,681,053
Total shareholders' equity available to Endurance Holdings	4,983,357	4,856,262
Non-controlling interests	258,259	267,810
Total shareholders' equity	5,241,616	5,124,072
Total liabilities and shareholders' equity	$14,282,186	$13,241,525
See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In thousands of United States dollars, except share and per share amounts)

	THREE MONTHS ENDED MARCH 31,
	2016	2015
Revenues
Gross premiums written	$1,611,677	$1,301,432
Ceded premiums written	(672,835)	(536,478)
Net premiums written	938,842	764,954
Change in unearned premiums	(385,651)	(375,095)
Net premiums earned	553,191	389,859
Net investment income	11,181	41,861
Net realized and unrealized gains	13,787	18,189
Net impairment losses recognized in earnings	(623)	(649)
Other underwriting (loss) income	(2,444)	2,406
Total revenues	575,092	451,666
Expenses
Net losses and loss expenses	243,328	171,936
Acquisition expenses	103,842	82,093
General and administrative expenses	72,225	54,890
Corporate expenses	11,771	12,268
Amortization of intangibles	21,374	1,599
Net foreign exchange (gains) losses	(11,729)	7,552
Interest expense	10,870	9,059
Total expenses	451,681	339,397
Income before income taxes	123,411	112,269
Income tax benefit (expense)	1,233	(3,790)
Net income	124,644	108,479
Net income attributable to non-controlling interests	(9,063)	—
Net income available to Endurance Holdings	115,581	108,479
Preferred dividends	(9,203)	(8,188)
Net income available to Endurance Holdings' common and participating common shareholders	$106,378	$100,291
Comprehensive income
Net income	$124,644	$108,479
Other comprehensive income
Net unrealized holding gains on investments arising during the period (net of other-than-temporary impairment losses recognized in other comprehensive income, reclassification adjustment and applicable deferred income taxes of ($6,881) and ($2,022) for the three months ended March 31, 2016 and 2015, respectively)	57,758	24,489
Foreign currency translation adjustments	(12,318)	(23,458)
Reclassification adjustment for net losses on derivative designated as cash flow hedge included in net income	22	22
Other comprehensive income	45,462	1,053
Comprehensive income	170,106	109,532
Comprehensive income attributable to non-controlling interests	(9,063)	—
Comprehensive income attributable to Endurance Holdings	$161,043	$109,532
Per share data
Basic earnings per common share	$1.58	$2.24
Diluted earnings per common share	$1.58	$2.23
Dividend per common share	$0.38	$0.35
See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY
(In thousands of United States dollars)

	THREE MONTHS ENDED MARCH 31,
	2016	2015
Preferred shares
Balance, beginning and end of period	$9,209	$17,200
Common shares
Balance, beginning of period	66,798	44,765
Issuance of common shares, net of forfeitures	552	356
Balance, end of period	67,350	45,121
Additional paid-in capital
Balance, beginning of period	2,145,836	598,226
Issuance of common shares, net of forfeitures	1,055	79
Settlement of equity awards	(10,735)	(6,092)
Stock-based compensation expense	10,015	9,773
Balance, end of period	2,146,171	601,986
Accumulated other comprehensive (loss) income
Cumulative foreign currency translation adjustments:
Balance, beginning of period	(32,318)	(7,628)
Foreign currency translation adjustments	(12,318)	(23,458)
Balance, end of period	(44,636)	(31,086)
Unrealized holding gains (losses) on investments, net of deferred taxes:
Balance, beginning of period	(12,638)	86,100
Net unrealized holding gains arising during the period, net of other-than-temporary impairment losses and reclassification adjustment	57,758	24,489
Balance, end of period	45,120	110,589
Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(1,678)	(1,766)
Net change from current period hedging transactions, net of reclassification adjustment	22	22
Balance, end of period	(1,656)	(1,744)
Total accumulated other comprehensive (loss) income	(1,172)	77,759
Retained earnings
Balance, beginning of period	2,681,053	2,448,285
Net income	124,644	108,479
Net income attributable to non-controlling interests	(9,063)	—
Dividends on preferred shares	(9,203)	(8,188)
Dividends on common shares	(25,632)	(15,796)
Balance, end of period	2,761,799	2,532,780
Total shareholders' equity available to Endurance Holdings	4,983,357	3,274,846
Non-controlling interests	258,259	—
Total shareholders' equity	$5,241,616	$3,274,846
See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States dollars)

	THREE MONTHS ENDED MARCH 31,
	2016	2015
Cash flows used in operating activities
Net income	$124,644	$108,479
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of net premium on investments	10,460	12,496
Amortization of other intangibles and depreciation	26,880	6,210
Net realized and unrealized gains	(13,787)	(18,189)
Net impairment losses recognized in earnings	623	649
Deferred taxes	(1,842)	3,868
Stock-based compensation expense	10,015	9,773
Equity in earnings of other investments	28,257	(12,388)
Change in:
Premiums receivable, net	(524,440)	(562,755)
Insurance and reinsurance balances receivable	(1,445)	12,669
Deferred acquisition costs	(66,153)	(51,385)
Prepaid reinsurance premiums	(392,694)	(337,526)
Reinsurance recoverable on unpaid losses	(27,649)	64,986
Reinsurance recoverable on paid losses	(42,925)	81,649
Accrued investment income	657	4,018
Other assets	10,312	8,417
Reserve for losses and loss expenses	(52,226)	(225,131)
Reserve for unearned premiums	776,257	709,788
Deposit liabilities	(562)	(1,414)
Reinsurance balances payable	194,044	126,628
Other liabilities	(88,810)	(33,144)
Net cash flows used in operating activities	(30,384)	(92,302)
Cash flows provided by investing activities
Proceeds from sales and maturities of trading investments	753,987	—
Proceeds from sales and maturities of available for sale investments	964,133	1,555,599
Proceeds from the redemption of other investments	86,713	17,189
Purchases of trading investments	(780,573)	—
Purchases of available for sale investments	(852,752)	(1,478,073)
Purchases of other investments	(39,162)	(39,321)
Net settlements of other assets	860	(456)
Purchases of fixed assets	(2,385)	(3,526)
Net cash paid upon subsidiary acquisition	(3)	(10)
Net cash flows provided by investing activities	130,818	51,402
Cash flows used in financing activities
Issuance of common shares	566	370
Net contributions to non-controlling interests	(16,859)	—
Settlement of equity awards	(10,735)	(6,092)
Offering and registration costs paid	(258)	—
Proceeds from issuance of debt	178	235
Repayments of debt	(13,199)	(226)
Dividends on preferred shares	(9,203)	(8,188)
Dividends on common shares	(25,578)	(15,771)
Net cash flows used in financing activities	(75,088)	(29,672)
Effect of exchange rate changes on cash and cash equivalents	9,637	(17,706)
Net increase (decrease) in cash and cash equivalents	34,983	(88,278)
Cash and cash equivalents, beginning of period	1,177,750	745,472
Cash and cash equivalents, end of period	$1,212,733	$657,194
See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

1.	General
Endurance Specialty Holdings Ltd. ("Endurance Holdings" and together with its subsidiaries, the "Company") was organized as a Bermuda holding company on June 27, 2002. Endurance Holdings writes specialty lines of insurance and reinsurance on a global basis through its wholly-owned operating subsidiaries.
In addition, as part of the collateralized reinsurance and third party asset management operations, Endurance Holdings and Endurance Specialty Insurance Ltd. ("Endurance Bermuda") together own 33.3% of Blue Capital Reinsurance Holdings Ltd. ("BCRH"), and Endurance Bermuda owns 25.1% of Blue Capital Global Reinsurance Fund Limited ("BCGR").
BCRH is a Bermuda-based exempted limited liability holding company managed by Blue Capital Management Ltd. ("BCML"), a wholly-owned subsidiary of the Company. BCRH provides fully-collateralized property catastrophe reinsurance and invests in various insurance-linked securities through its wholly-owned Bermuda-based subsidiaries, Blue Capital Re. Ltd. ("Blue Capital Re") and Blue Capital Re ILS Ltd. ("Blue Capital Re ILS"). BCRH's shares are listed on the New York Stock Exchange and the Bermuda Stock Exchange.
BCGR is a closed-ended mutual fund incorporated in Bermuda and managed by BCML. BCGR serves as the feeder fund for the Blue Capital Global Reinsurance SA-I cell (the "BCGR Cell").  BCGR's shares are listed on the Specialist Fund Market of the London Stock Exchange and on the Bermuda Stock Exchange.

2.	Summary of significant accounting policies
The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The consolidated financial statements include the accounts of Endurance Holdings, its wholly-owned subsidiaries, and BCRH and the BCGR Cell. All intercompany transactions and balances have been eliminated in consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, to record the fair value of investments and to record reserves for losses and loss expenses and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.
The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015 contained in Endurance Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the "2015 Form 10-K").
Certain comparative information has been reclassified to conform to current year presentation.
There were no material changes in the Company's significant accounting and reporting policies subsequent to the filing of the 2015 Form 10-K.
In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-02, "Amendments to the Consolidation Analysis" ("ASU 2015-02"). Under ASU 2015-02, all legal entities are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 set forth amendments: (1) modifying the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities; (2) eliminating the presumption that a general partner should consolidate a limited partnership; (3) affecting the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) providing a scope exception from consolidation guidance for certain reporting entities. ASU 2015-02 became effective for public business entities for annual and interim periods beginning after December 15, 2015. Early adoption was permitted. The Company adopted ASU 2015-02 effective January 1, 2016 and it did not have a material impact on the Company's Unaudited Condensed Consolidated Financial Statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

2.	Summary of significant accounting policies, cont'd.
In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"). ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. ASU 2015-16 became effective for public business entities in interim and annual periods beginning after December 15, 2015. Early adoption was permitted. The Company adopted ASU 2015-16 effective January 1, 2016 and it did not have a material impact on the Company's Unaudited Condensed Consolidated Financial Statements.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall, Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). ASU 2016-01 requires entities to measure certain equity investments at fair value and recognize any changes in fair value in net income unless the investments qualify for a practicability exception. For financial liabilities measured using the fair value option, entities will need to present any change in fair value caused by a change in instrument-specific credit risk separately in other comprehensive income. ASU 2016-01 also changes certain disclosure requirements and other aspects of current U.S. GAAP. ASU 2016-01 is effective for public business entities for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted, except for certain provisions. ASU 2016-01 should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively. The Company is currently evaluating the impact of this guidance on its Unaudited Condensed Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02, "Leases" ("ASU 2016-02"). The objective of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for public business entities for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. ASU 2016-02 must be applied using a modified retrospective approach. The Company is currently evaluating the impact of this guidance on its Unaudited Condensed Consolidated Financial Statements.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 will change how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The guidance also changes employers' accounting for an employee's use of shares to satisfy the employer's statutory income tax withholding obligation, and accounting for forfeitures. ASU 2016-09 is effective for public business entities for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its Unaudited Condensed Consolidated Financial Statements.

3.	Investments
Net Investment Income
The components of net investment income for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
Fixed income investments	$38,400	$30,252
Equity investments	3,847	1,681
Other investments	(28,257)	12,388
Cash and cash equivalents	1,047	914
	15,037	45,235
Investment expenses	(3,856)	(3,374)
Net investment income	$11,181	$41,861

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.
Contractual maturities of the Company's fixed maturity and short-term investments are shown below as of March 31, 2016 and December 31, 2015. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$452,121	$452,564	$622,070	$622,248
Due after one year through five years	2,011,248	2,029,127	2,005,456	1,995,502
Due after five years through ten years	655,988	667,325	683,147	676,932
Due after ten years	45,935	48,226	33,168	34,651
Residential mortgage-backed securities	1,396,244	1,423,529	1,301,083	1,311,373
Commercial mortgage-backed securities	806,500	810,196	817,570	812,886
Collateralized loan and debt obligations	438,460	415,191	419,795	405,128
Asset-backed securities	466,290	464,894	510,540	507,255
Total	$6,272,786	$6,311,052	$6,392,829	$6,365,975
The following table summarizes the fair value of the fixed maturity investments, short-term investments and equity securities classified as trading at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Fixed maturity investments
U.S. government and agencies securities	$391,639	$319,674
U.S. state and municipal securities	5,248	5,559
Foreign government securities	101,289	49,861
Government guaranteed corporate securities	35,080	38,201
Corporate securities	668,646	532,192
Residential mortgage-backed securities	295,325	258,574
Commercial mortgage-backed securities	153,120	127,124
Collateralized loan and debt obligations(1)	109,995	103,219
Asset-backed securities	141,929	152,756
Total fixed maturity investments	1,902,271	1,587,160
Short-term investments	121,740	394,111
Total fixed income investments	$2,024,011	$1,981,271
Equity securities
Equity investments	$15,330	$48
Preferred equity investments	444	553
Short-term fixed income fund	16,736	14,628
Total equity securities	$32,510	$15,229

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $26.1 million and $38.5 million at March 31, 2016 and December 31, 2015, respectively.
In addition to the Company's fixed maturity, short-term and equity securities, the Company invests in alternative funds and specialty funds. The Company's alternative funds and specialty funds are recorded on the Company's balance sheet as "other investments." At March 31, 2016 and December 31, 2015, the Company had invested, net of capital returned, a total of $705.6 million and $737.1 million, respectively, in other investments. At March 31, 2016 and December 31, 2015, the carrying value of other investments was $799.1 million and $872.6 million, respectively.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.
The following table summarizes the composition, unfunded commitments and redemption restrictions of other investments as of March 31, 2016 and December 31, 2015:

March 31, 2016	Market Value	Unfunded Commitments	Ineligible for Redemption over next 12 months
Alternative funds
Hedge funds	$615,778	$—	$44,500
Private investment funds	82,486	100,068	82,486
Other investment funds	29,868	—	29,852
Total alternative funds	728,132	100,068	156,838
Specialty funds
High yield loan funds	70,991	—	—
Total specialty funds	70,991	—	—
Total other investments	$799,123	$100,068	$156,838

December 31, 2015	Market Value	Unfunded Commitments	Ineligible for Redemption in 2016
Alternative funds
Hedge funds	$704,966	$—	$57,876
Private investment funds	80,690	102,070	80,690
Other investment funds	23,465	—	24,958
Total alternative funds	809,121	102,070	163,524
Specialty funds
High yield loan funds	63,496	30,000	—
Total specialty funds	63,496	30,000	—
Total other investments	$872,617	$132,070	$163,524
Hedge funds – The redemption frequency of the hedge funds in which the Company invests range from monthly to biennially with notice periods from 30 to 180 days. Over one year, it is estimated that the Company can liquidate approximately 92.8% of its hedge fund portfolio, with the remainder over the following two years.
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
Other investment funds – Other investment funds includes funds on deposit with Lloyd's, which are restricted, and the Company's investment in BCGR, which represents the net asset or liability of the Company's investment in BCGR that has not been deployed into the BCGR cell.
High yield loan funds – There are generally no restrictions on the Company's right to redeem its interest in high yield loan funds with the exception of certain redemption frequency and notice requirements. The redemption frequency of these funds is monthly with notice periods from 30 to 60 days.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.
Net Realized and Unrealized Gains
Realized gains and losses are recognized in earnings using the first in, first out method. The analysis of gross realized gains and losses, net unrealized gains on trading securities, and the change in the fair value of investment-related derivative financial instruments for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,
	2016	2015
Gross realized gains on investment sales	$9,856	$22,666
Gross realized losses on investment sales	(11,195)	(4,896)
Net unrealized gains on trading securities	14,796	—
Change in fair value of investment-related derivative financial instruments(1)	330	419
Net realized and unrealized gains	$13,787	$18,189

(1)	For additional information on the Company's derivative financial instruments, see Note 7, Derivatives.
Unrealized Gains and Losses
The Company classifies some of its investments in fixed maturity investments, short-term investments and equity securities as available for sale. The amortized cost, fair value and related gross unrealized gains and losses on the Company’s securities classified as available for sale at March 31, 2016 and December 31, 2015 are as follows:

March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity investments
U.S. government and agencies securities	$513,567	$10,449	$(435)	$523,581
U.S. state and municipal securities	13,404	346	(81)	13,669
Foreign government securities	101,525	1,855	(84)	103,296
Government guaranteed corporate securities	12,169	363	—	12,532
Corporate securities	1,180,283	17,965	(3,207)	1,195,041
Residential mortgage-backed securities	1,104,059	25,597	(1,452)	1,128,204
Commercial mortgage-backed securities	654,660	8,580	(6,164)	657,076
Collateralized loan and debt obligations(1)	311,021	1,007	(6,832)	305,196
Asset-backed securities	323,951	881	(1,867)	322,965
Total fixed maturity investments	4,214,639	67,043	(20,122)	4,261,560
Short-term investments	25,473	8	—	25,481
Total fixed income investments	$4,240,112	$67,051	$(20,122)	$4,287,041
Equity securities
Equity investments	$434,465	$11,450	$(38,507)	$407,408
Emerging market debt funds	83,668	1,657	(1,171)	84,154
Convertible funds	46,331	—	(844)	45,487
Preferred equity investments	13,759	1,655	(625)	14,789
Short-term fixed income fund	128	2	—	130
Total equity securities	$578,351	$14,764	$(41,147)	$551,968

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $5.0 million.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity investments
U.S. government and agencies securities	$499,386	$2,561	$(3,153)	$498,794
U.S. state and municipal securities	16,908	120	(181)	16,847
Foreign government securities	110,893	803	(581)	111,115
Government guaranteed corporate securities	19,248	311	(7)	19,552
Corporate securities	1,323,276	5,698	(11,232)	1,317,742
Residential mortgage-backed securities	1,041,540	16,400	(5,141)	1,052,799
Commercial mortgage-backed securities	689,078	4,737	(8,053)	685,762
Collateralized loan and debt obligations(1)	304,915	796	(3,802)	301,909
Asset-backed securities	356,753	585	(2,839)	354,499
Total fixed maturity investments	4,361,997	32,011	(34,989)	4,359,019
Short-term investments	25,657	28	—	25,685
Total fixed income investments	$4,387,654	$32,039	$(34,989)	$4,384,704
Equity securities
Equity investments	$418,822	$6,834	$(31,875)	$393,781
Emerging market debt funds	61,874	—	(5,453)	56,421
Convertible funds	46,331	—	(146)	46,185
Preferred equity investments	15,275	1,946	(151)	17,070
Short-term fixed income funds	127	1	—	128
Total equity securities	$542,429	$8,781	$(37,625)	$513,585

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $11.4 million.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.
The following tables summarize, for all available for sale securities in an unrealized loss position at March 31, 2016 and December 31, 2015, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 months		12 months or greater		Total
March 31, 2016	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value
Fixed maturity investments
U.S. government and agencies securities	$(166)	$35,632	$(269)	$17,258	$(435)	$52,890
U.S. state and municipal securities	(13)	242	(68)	2,277	(81)	2,519
Foreign government securities	(10)	12,728	(74)	3,358	(84)	16,086
Corporate securities	(2,035)	184,336	(1,172)	59,046	(3,207)	243,382
Residential mortgage-backed securities	(474)	43,293	(978)	93,863	(1,452)	137,156
Commercial mortgage-backed securities	(4,943)	298,209	(1,221)	46,109	(6,164)	344,318
Collateralized loan and debt obligations	(6,053)	225,181	(779)	50,520	(6,832)	275,701
Asset-backed securities	(1,534)	183,532	(333)	26,414	(1,867)	209,946
Total fixed income investments	$(15,228)	$983,153	$(4,894)	$298,845	$(20,122)	$1,281,998
Equity securities
Equity investments	$(38,505)	$190,787	$(2)	$3	$(38,507)	$190,790
Emerging market debt funds	—	—	(1,171)	60,704	(1,171)	60,704
Convertible funds	(844)	45,487	—	—	(844)	45,487
Preferred equity investments	(625)	8,013	—	—	(625)	8,013
Total equity securities	$(39,974)	$244,287	$(1,173)	$60,707	$(41,147)	$304,994

(1)	Gross unrealized losses include unrealized losses on non-OTTI and non-credit OTTI securities recognized in accumulated other comprehensive loss at March 31, 2016.

As of March 31, 2016, 815 available for sale securities were in an unrealized loss position aggregating $61.3 million. Of those, 199 securities with aggregated unrealized losses of $6.1 million had been in a continuous unrealized loss position for twelve months or greater.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.

	Less than 12 months		12 months or greater		Total
December 31, 2015	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value
Fixed maturity investments
U.S. government and agencies securities	$(2,175)	$347,024	$(978)	$16,669	$(3,153)	$363,693
U.S. state and municipal securities	(96)	9,662	(85)	695	(181)	10,357
Foreign government securities	(404)	31,881	(177)	3,966	(581)	35,847
Government guaranteed corporate securities	(7)	1,692	—	—	(7)	1,692
Corporate securities	(9,222)	830,349	(2,010)	51,024	(11,232)	881,373
Residential mortgage-backed securities	(3,378)	365,082	(1,763)	79,355	(5,141)	444,437
Commercial mortgage-backed securities	(6,708)	436,387	(1,345)	42,246	(8,053)	478,633
Collateralized loan and debt obligations	(3,107)	224,520	(695)	48,167	(3,802)	272,687
Asset-backed securities	(2,624)	311,814	(215)	12,880	(2,839)	324,694
Total fixed income investments	$(27,721)	$2,558,411	$(7,268)	$255,002	$(34,989)	$2,813,413
Equity securities
Equity investments	$(31,875)	$283,095	$—	$—	$(31,875)	$283,095
Emerging market debt funds	—	—	(5,453)	56,421	(5,453)	56,421
Convertible funds	(146)	46,185	—	—	(146)	46,185
Preferred equity investments	(151)	7,361	—	—	(151)	7,361
Total equity securities	$(32,172)	$336,641	$(5,453)	$56,421	$(37,625)	$393,062

(1)	Gross unrealized losses include unrealized losses on non-OTTI and non-credit OTTI securities recognized in accumulated other comprehensive loss at December 31, 2015.
As of December 31, 2015, 1,310 available for sale securities were in an unrealized loss position aggregating $72.6 million. Of those, 158 securities with aggregated unrealized losses of $12.7 million had been in a continuous unrealized loss position for twelve months or greater.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.
The decrease in gross unrealized losses on the Company's available for sale fixed income at March 31, 2016 compared to December 31, 2015 was primarily due to a decrease in interest rates during the three months ended March 31, 2016. At March 31, 2016, the Company did not have the intent to sell any of the remaining fixed income investments in an unrealized loss position and determined that it was unlikely that the Company would be required to sell those securities in an unrealized loss position. The Company has the ability and intent to hold its equity securities until recovery; therefore, the Company does not consider its available for sale fixed income investments or equity securities to be other-than-temporarily impaired at March 31, 2016.
Other Investments
The Company is involved in the normal course of business with variable interest entities ("VIEs") as a passive investor in residential and commercial mortgage-backed securities and through its interests in various other investments that are structured as limited partnerships considered to be third party VIEs. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE's capital structure, contractual terms, nature of the VIE's operations and purpose and the Company's relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company reassesses its VIE determination with respect to an entity on an ongoing basis. The Company determined that it was not the primary beneficiary for any of these investments as of March 31, 2016. The Company believes its exposure to loss with respect to these investments is generally limited to the investment carrying amounts reported in the Company's Condensed Consolidated Balance Sheets and any unfunded investment commitments.
Collateralized Reinsurance Entities
As of March 31, 2016, Endurance Holdings and Endurance Bermuda together owned 33.3% of BCRH's common shares. BCRH is considered a VIE under U.S. GAAP due to service agreements for investment management, underwriting and insurance management and administrative services between BCRH and BCML, and the economic penalty to terminate the service agreements by BCRH. The Company has determined that it is BCRH's primary beneficiary due to its ability to direct the activities of BCRH through BCML along with its economic interest in BCRH. As a result, the Company fully consolidates the assets, liabilities and operations of BCRH and its subsidiaries within its Unaudited Condensed Consolidated Financial Statements. The interests in BCRH and its subsidiaries that the Company fully consolidates that are attributable to third-party investors are reported within the Company's Unaudited Condensed Consolidated Financial Statements as non-controlling interests. BCRH's shareholder rights do not include redemption features within the control of the third party shareholders. The Company reassesses its VIE determination with respect to BCRH on an ongoing basis.
As of March 31, 2016, Endurance Bermuda owned 25.1% of BCGR's ordinary shares. BCGR is considered a "voting interest entity" under U.S. GAAP and, because the Company owns less than 50% of its outstanding ordinary shares, the Company does not consolidate BCGR's assets, liabilities or operations within its Unaudited Condensed Consolidated Financial Statements.  However, the BCGR Cell and Blue Water Re Ltd. ("Blue Water Re"), the Company's wholly-owned Bermuda-based special purpose insurance vehicle, are considered VIEs under U.S. GAAP due to service agreements for investment management, underwriting and insurance management and administrative services between Blue Water Re and BCML. The Company has determined that it is the primary beneficiary of these entities due to its ability to direct the activities of Blue Water Re and BCGR Cell along with its economic interest in these entities. Therefore, as funds held in BCGR are invested in the BCGR Cell, and ultimately into Blue Water Re, they are included in the Company's Unaudited Condensed Consolidated Financial Statements. Conversely, as funds previously invested by BCGR and the BCGR Cell into Blue Water Re are returned to BCGR, they are no longer included in the Company's Unaudited Condensed Consolidated Financial Statements. The interests in the BCGR Cell and Blue Water Re that the Company fully consolidates that are attributable to third-party investors are reported within the Company's Unaudited Condensed Consolidated Financial Statements as non-controlling interests. BCGR's shareholder rights do not include redemption features within the control of the third party shareholders. The Company reassesses its VIE determinations with respect to the BCGR Cell and Blue Water Re on an ongoing basis.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.
The following table summarizes the movements in the non-redeemable non-controlling interests balance during the three months ended March 31, 2016:

Three Months Ended March 31, 2016
Non-controlling interests at December 31, 2015	$267,810
Income attributable to third-party investments in the BCGR Cell	5,741
Income attributable to third-party investments in BCRH	3,322
Net income attributable to non-controlling interests	9,063
Net preferred share redemptions attributable to third-party investments in the BCGR Cell(1)	(9,623)
Net investments attributable to third-parties in BCRH	16
Net change in third-party investments in non-controlling interests	(9,607)
Dividends declared by BCRH attributable to non-controlling interests	(9,007)
Non-controlling interests at March 31, 2016	$258,259
(1) The redemption from the BCGR Cell during the quarter ended March 31, 2016 was required to fund a dividend paid by BCGR in March 2016 and to enable BCGR to repay debt.

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

•
Structured securities including agency and non-agency, residential and commercial mortgage-backed securities, asset-backed securities and collateralized loan and debt obligations – These securities are generally priced by broker/dealers. Broker/dealers may use current market trades for securities with similar qualities. If no such trades are available, inputs such as bid and offer, prepayment speeds, the U.S. treasury curve, swap curve and cash settlement may be used in a discounted cash flow model to determine the fair value of a security. The Company generally classifies the fair values of its structured securities in Level 2.

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

•
Debt – Outstanding debt consists of the Company's 7.0% Senior Notes due July 15, 2034, the 4.7% Senior Notes due October 15, 2022 (the "Senior Notes") and the Trust Preferred Securities. The fair values of the Senior Notes were obtained from a third party pricing service and pricing was based on the spread above the risk-free yield curve. The fair values of the Trust Preferred Securities were based on the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of the Senior Notes and the Trust Preferred Securities are classified in Level 2.

The carrying values of cash and cash equivalents, accrued investment income, other investments, net receivable on sales of investments, net payable on purchases of investments, the amount outstanding under the BCRH Credit Agreement (as defined in Note 10) and other financial instruments not described above approximated their fair values at March 31, 2016 and December 31, 2015.
Transfers between levels are assumed to occur at the end of each period.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont'd.
The following table sets forth the Company's fixed maturity investments, equity securities, short-term investments, other assets and liabilities and debt categorized by the level within the hierarchy in which the fair value measurements fall at March 31, 2016:

	Fair Value Measurements at March 31, 2016
	Total at March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed maturity investments
U.S. government and agencies securities	$915,220	$26,321	$888,899	$—
U.S. state and municipal securities	18,917	—	18,917	—
Foreign government securities	204,585	—	204,585	—
Government guaranteed corporate securities	47,612	—	47,612	—
Corporate securities	1,863,687	—	1,756,968	106,719
Residential mortgage-backed securities	1,423,529	—	1,423,529	—
Commercial mortgage-backed securities	810,196	—	808,903	1,293
Collateralized loan and debt obligations	415,191	—	414,402	789
Asset-backed securities	464,894	—	464,894	—
Total fixed maturity investments	6,163,831	26,321	6,028,709	108,801
Equity securities
Equity investments	422,738	225,830	196,908	—
Emerging market debt funds	84,154	—	84,154	—
Convertible funds	45,487	—	45,487	—
Preferred equity investments	15,233	—	15,233	—
Short-term fixed income fund	16,866	16,866	—	—
Total equity securities	584,478	242,696	341,782	—
Short-term investments	147,221	—	147,221	—
Other assets (see Note 7)	93,045	681	62,393	29,971
Total assets	$6,988,575	$269,698	$6,580,105	$138,772
Liabilities
Other liabilities (see Note 7)	$71,152	$1,135	$39,598	$30,419
Debt	727,535	—	727,535	—
Total liabilities	$798,687	$1,135	$767,133	$30,419
During the three months ended March 31, 2016, $3.6 million of primarily of corporate securities were transferred into Level 3 as no observable inputs were available. $5.0 million of primarily corporate securities were transferred out of Level 3 to Level 2 during the period.
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
The following table sets forth the Company's fixed maturity investments, equity securities, short-term investments, other assets and liabilities and debt categorized by the level within the hierarchy in which the fair value measurements fall at December 31, 2015:

	Fair Value Measurements at December 31, 2015
	Total at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed maturity investments
U.S. government and agencies securities	$818,468	$37,741	$780,727	$—
U.S. state and municipal securities	22,406	—	22,406	—
Foreign government securities	160,976	—	160,976	—
Government guaranteed corporate securities	57,753	—	57,753	—
Corporate securities	1,849,934	—	1,739,002	110,932
Residential mortgage-backed securities	1,311,373	—	1,311,373	—
Commercial mortgage-backed securities	812,886	—	812,174	712
Collateralized loan and debt obligations	405,128	—	404,319	809
Asset-backed securities	507,255	—	507,255	—
Total fixed maturity investments	5,946,179	37,741	5,795,985	112,453
Equity securities
Equity investments	393,829	260,330	133,499	—
Emerging market debt funds	56,421	—	56,421	—
Convertible funds	46,185	—	46,185	—
Preferred equity investments	17,623	—	17,623	—
Short-term fixed income fund	14,756	14,756	—	—
Total equity securities	528,814	275,086	253,728	—
Short-term investments	419,796	—	419,796	—
Other assets (see Note 7)	68,892	4	27,385	41,503
Total assets	$6,963,681	$312,831	$6,496,894	$153,956
Liabilities
Other liabilities (see Note 7)	$46,088	$—	$4,059	$42,029
Debt	737,974	—	737,974	—
Total liabilities	$784,062	$—	$742,033	$42,029
Level 3 assets represented 2.0% and 2.2% of the Company's total available for sale and trading investments and derivative instruments at March 31, 2016 and December 31, 2015, respectively. Level 3 securities are primarily comprised of corporate securities, commercial mortgage-backed securities, collateralized loan and debt obligations, and weather derivatives. There were no material changes in the Company's valuation techniques for the three months ended March 31, 2016.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont'd.
Other assets and other liabilities measured at fair value at March 31, 2016 include assets of $30.0 million (December 31, 2015 - $41.5 million) and liabilities of $30.4 million (December 31, 2015 - $42.0 million) related to proprietary, non-exchange traded derivative-based risk management products used in the Company's weather risk management business, and hedging and trading activities related to these risks. In instances where market prices are not available, the Company may use industry or internally developed valuation techniques such as historical analysis and simulation modeling to determine fair value and are considered Level 3.
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
Below is a summary of quantitative information regarding the significant unobservable inputs used in determining the fair value of the net weather and energy related derivative liabilities classified in Level 3 that are measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015:

	March 31, 2016
	Fair Value (Level 3)	Valuation Techniques	Unobservable Inputs	Low	High	Weighted Average or Actual
	(U.S. dollars in thousands, except for correlation)
Net weather and energy related derivative liabilities	$448	Historical Analysis and Simulation	Correlation	0	1	Actual
			Weather curve	$(9,400)	$(6,900)	Actual
			Commodity curve	$—	$14	Actual

	December 31, 2015
	Fair Value (Level 3)	Valuation Techniques	Unobservable Inputs	Low	High	Weighted Average or Actual
	(U.S. dollars in thousands, except for correlation)
Net weather and energy related derivative liabilities	$526	Historical Analysis and Simulation	Correlation	0	1	Actual
			Weather curve	$(4,000)	$10,600	Actual
			Commodity curve	$—	$13	Actual

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont'd.
The following tables present a reconciliation of the beginning and ending balances for all assets and liabilities measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
	Fixed maturity investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$112,453	$41,503	$153,956	$(42,029)
Total realized and unrealized gains included in earnings	1,183	—	1,183	—
Total realized and unrealized losses included in earnings	(2,047)	—	(2,047)	—
Total income included in other underwriting (loss) income	—	3,774	3,774	5,627
Total loss included in other underwriting (loss) income	—	(3,918)	(3,918)	(6,160)
Change in unrealized gains included in other comprehensive income	230	—	230	—
Change in unrealized losses included in other comprehensive income	185	—	185	—
Purchases	671	—	671	—
Issues	—	2,692	2,692	(4,093)
Sales	(2,469)	—	(2,469)	—
Settlements	—	(14,080)	(14,080)	16,236
Transfers into Level 3	3,629	—	3,629	—
Transfers out of Level 3	(5,034)	—	(5,034)	—
Level 3, end of period	$108,801	$29,971	$138,772	$(30,419)

	Three Months Ended March 31, 2015
	Fixed maturity investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$12,290	$25,615	$37,905	$(35,366)
Total realized and unrealized gains included in earnings	113	—	113	—
Total realized and unrealized losses included in earnings	(9)	—	(9)	—
Total income included in other underwriting (loss) income	—	2,096	2,096	13,059
Total loss included in other underwriting (loss) income	—	(8,842)	(8,842)	(3,529)
Change in unrealized gains included in other comprehensive income	6	—	6	—
Change in unrealized losses included in other comprehensive income	(129)	—	(129)	—
Issues	—	3,212	3,212	(6,424)
Sales	(214)	—	(214)	—
Settlements	—	(6,858)	(6,858)	14,875
Transfers into Level 3	1,733	—	1,733	—
Transfers out of Level 3	(4,290)	—	(4,290)	—
Level 3, end of period	$9,500	$15,223	$24,723	$(17,385)

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
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income available to common and participating common shareholders	$106,378	$100,291
Less amount allocated to participating common shareholders(1)	(2,392)	(2,959)
Net income allocated to common shareholders	$103,986	$97,332
Denominator:
Weighted average shares - basic	65,607,387	43,542,491
Share equivalents:
Options	59,684	146,792
Restricted shares	29,452	7,028
Weighted average shares - diluted	65,696,523	43,696,311

Basic earnings per common share	$1.58	$2.24
Diluted earnings per common share	$1.58	$2.23

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

5.     Earnings per share, cont'd.
Endurance Holdings declared a dividend of $0.468750 per Series B preferred share and $489.4792 per Series C preferred share on February 15, 2016 (2015 - Series A: $0.484375, Series B: $0.468750, Series C - Nil). The Series B and Series C preferred share dividends were paid on March 15, 2016 to shareholders of record on March 1, 2016. Endurance Holdings declared a dividend of $0.048438 per Series A preferred share effective November 19, 2015 for the period from December 15, 2015 to December 24, 2015. This Series A preferred share dividend was paid on January 12, 2016 to shareholders on record as of December 24, 2015. Endurance Holdings also declared a dividend of $0.38 per common share on February 25, 2016 (2015 - $0.35). The dividend was paid on March 31, 2016 to shareholders of record on March 18, 2016.

	Three Months Ended March 31,
	2016	2015
Dividends declared per Series A preferred share	$—	$0.484375
Dividends declared per Series B preferred share	$0.468750	$0.468750
Dividends declared per Series C preferred share	$489.4792	$—
Dividends declared per common share	$0.38	$0.35

6.	Accumulated other comprehensive (loss) income
The following tables present the changes in accumulated other comprehensive (loss) income balances by component for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31, 2016
	Losses on cash flow hedges	Unrealized (losses) gains on available for sale securities	Foreign currency translation adjustments	Total
Beginning balance	$(1,678)	$(12,638)	$(32,318)	$(46,634)
Other comprehensive income before reclassifications	—	55,494	(12,318)	43,176
Amounts reclassified from accumulated other comprehensive (loss) income(1)	22	2,264	—	2,286
Net current period other comprehensive income	22	57,758	(12,318)	45,462
Ending balance	$(1,656)	$45,120	$(44,636)	$(1,172)
(1)All amounts are net of tax.

	For the Three Months Ended March 31, 2015
	Losses on cash flow hedges	Unrealized (losses) gains on available for sale securities	Foreign currency translation adjustments	Total
Beginning balance	$(1,766)	86,100	$(7,628)	$76,706
Other comprehensive income before reclassifications	—	40,734	(23,458)	17,276
Amounts reclassified from accumulated other comprehensive (loss) income(1)	22	(16,245)	—	(16,223)
Net current period other comprehensive income	22	24,489	(23,458)	1,053
Ending balance	$(1,744)	$110,589	$(31,086)	$77,759
(1)All amounts are net of tax.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.	Accumulated other comprehensive (loss) income, cont'd.
The following tables present the significant items reclassified out of accumulated other comprehensive (loss) income during the three months ended March 31, 2016 and 2015:

Three Months Ended March 31, 2016
Details about accumulated other comprehensive (loss) income components	Amount reclassified from accumulated other comprehensive (loss) income	Affected line item in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
Losses on cash flow hedges - Debt	$22	Interest expense
	22	Total before income taxes
	—	Income tax expense
	$22	Total net of income taxes

Unrealized losses on available for sale securities	$1,877	Net realized losses on available for sale securities
	623	Net impairment losses recognized in earnings
	2,500	Total before income taxes
	(236)	Income tax benefit
	$2,264	Total net of income taxes

Three Months Ended March 31, 2015
Details about accumulated other comprehensive (loss) income components	Amount reclassified from accumulated other comprehensive (loss) income	Affected line item in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
Losses on cash flow hedges - Debt	$22	Interest expense
	22	Total before income taxes
	—	Income tax expense
	$22	Total net of income taxes

Unrealized gains on available for sale securities	$(17,770)	Net realized and unrealized gains
	649	Net impairment losses recognized in earnings
	(17,121)	Total before income taxes
	876	Income tax expense
	$(16,245)	Total net of income taxes

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
The Company's derivative instruments are recorded in the Condensed Consolidated Balance Sheets at fair value, with changes in fair value and gains and losses recognized in net realized and unrealized gains, net foreign exchange (gains) losses and other underwriting (loss) income in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income.
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
Energy and Weather Contracts – to address weather and energy risks. The Company may purchase or sell contracts with financial settlements based on the performance of an index linked to a quantifiable weather element, such as temperature, precipitation, snowfall or windspeed, and structures with multiple risk triggers indexed to a quantifiable weather element and a weather sensitive commodity price, such as temperature and electrical power or natural gas. Generally, the Company's current portfolio of energy and weather derivative contracts is of comparably short duration and such contracts are predominantly seasonal in nature.
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

7.	Derivatives, cont'd.
The fair values and the related notional values of derivatives at March 31, 2016 and December 31, 2015 are shown below.

	March 31, 2016		December 31, 2015
	Fair Value	Notional Principal Amount	Fair Value	Notional Principal Amount
Derivatives recorded in other assets
Foreign exchange forward contracts	$838	$38,387	$425	$38,818
Credit default swaps	212	4,577	36	4,225
Interest rate swaptions	14	125,500	—	—
Interest rate futures	6	54,769	—	—
TBAs	61,323	58,100	26,924	25,700
Energy and weather contracts	30,652	47,439	41,507	70,388
Total recorded in other assets	$93,045		$68,892
Derivatives recorded in other liabilities
Foreign exchange forward contracts	$1,046	$29,034	$372	$30,400
Credit default swaps	178	5,228	276	7,800
Interest rate swaps	67	42,000	7	42,000
Interest rate swaptions	—	8,400	—	—
Interest rate futures	—	—	8	54,488
ILWs	1,142	2,700	259	19,500
LIBOR swap	377	100,000	233	100,000
TBAs	33,017	31,400	—	—
Loss development cover	3,771	23,189	2,904	22,322
Energy and weather contracts	31,554	94,879	42,029	148,325
Total recorded in other liabilities	$71,152		$46,088
Net derivative asset	$21,893		$22,804
At March 31, 2016, the Company's derivative assets of $93.0 million (December 31, 2015 - $68.9 million) and liabilities of $71.2 million (December 31, 2015 - $46.1 million) are subject to master netting agreements, which provide for the ability to settle the derivative asset and liability with each counterparty on a net basis. Interest rate futures are not subject to master netting agreements. At March 31, 2016 and December 31, 2015, the Company's derivative instruments were recorded on a gross basis in the Condensed Consolidated Balance Sheets.
At March 31, 2016, the Company held no reverse repurchase agreements. At December 31, 2015, the Company held $30.0 million reverse repurchase agreements. These agreements were fully collateralized, were generally outstanding for a short period of time and were presented as part of cash and cash equivalents in the Condensed Consolidated Balance Sheets. The required collateral for these agreements was either cash or U.S. treasury securities at a minimum rate of 102% of the principal amount. Upon maturity, the Company received the principal and interest income.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

7.	Derivatives, cont'd.
The gains and losses on the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for derivatives for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
Total (losses) gains included in net foreign exchange (gains) losses from foreign exchange forward contracts	$(538)	$1,469

Interest rate futures	(282)	122
Credit default swaps	30	—
Interest rate swaps	(51)	(555)
Interest rate swaptions	(13)	28
ILWs	304	—
LIBOR swap	(144)	—
TBAs	486	824
Total gains included in net realized and unrealized gains	330	419

Energy and weather contracts	(715)	2,784
Loss development cover	(867)	—
Total (losses) gains included in other underwriting (loss) income	(1,582)	2,784

Total (losses) gains from derivatives	$(1,790)	$4,672

8.	Stock-based employee compensation and other stock plans
The Company has a stock-based employee compensation plan, which provides the Company with the ability to grant options to purchase the Company's ordinary shares, share appreciation rights, restricted shares, restricted share units, share bonuses and other equity incentive awards to key employees.
No options were granted, vested, expired or exercised during the quarters ended March 31, 2016 and 2015. For the quarter ended March 31, 2016, compensation costs recognized in earnings for all options totaled $0.3 million (2015 - $0.6 million). At March 31, 2016, compensation costs not yet recognized related to unvested stock options was $0.7 million (2015 - $2.1 million).
During the quarter ended March 31, 2016, the Company granted an aggregate of 560,172 (2015 – 472,662) restricted shares and restricted share units under the 2007 Plan. The restricted shares and restricted share units granted had weighted average grant date fair values of $33.3 million (2015 - $28.0 million). During the quarter ended March 31, 2016, the aggregate fair value of restricted shares that vested was $33.0 million (2015 - $13.8 million). For the quarter ended March 31, 2016, compensation costs recognized in earnings for all restricted shares and restricted share units were $9.7 million (2015 - $9.2 million). At March 31, 2016, compensation costs not yet recognized related to unvested restricted shares and restricted share units was $46.3 million (2015 - $38.7 million).
Employee Share Purchase Plan
The Company also has an Employee Share Purchase Plan ("ESPP") under which employees of Endurance Holdings and certain of its subsidiaries may purchase the Company's ordinary shares. For the three months ended March 31, 2016, total expenses related to the Company's ESPP were approximately $100,000 (2015 - $65,000).

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
•Property, marine/energy and aviation
Reinsurance segment lines of business
•Catastrophe
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
The following table provides a summary of segment revenues and results for the three months ended March 31, 2016 and the reserve for losses and loss expenses as of March 31, 2016:

	Three Months Ended March 31, 2016
	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$835,117	$776,560	$1,611,677
Ceded premiums written	(464,173)	(208,662)	(672,835)
Net premiums written	370,944	567,898	938,842
Net premiums earned	219,569	333,622	553,191
Other underwriting loss	—	(2,444)	(2,444)
	219,569	331,178	550,747
Expenses
Net losses and loss expenses	127,803	115,525	243,328
Acquisition expenses	30,358	73,484	103,842
General and administrative expenses	38,429	33,796	72,225
	196,590	222,805	419,395
Underwriting income	$22,979	$108,373	131,352

Net investment income			11,181
Corporate expenses			(11,771)
Net foreign exchange gains			11,729
Net realized and unrealized gains			13,787
Net impairment losses recognized in earnings			(623)
Amortization of intangibles			(21,374)
Interest expense			(10,870)
Income before income taxes			$123,411

Net loss ratio	58.2%	34.7%	43.9%
Acquisition expense ratio	13.8%	22.0%	18.8%
General and administrative expense ratio	17.5%	10.1%	15.2%	(1)
Combined ratio	89.5%	66.8%	77.9%

Reserve for losses and loss expenses	$2,435,730	$2,022,459	$4,458,189
(1) Total general and administrative expense ratio includes general and administrative expenses and corporate expenses.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont'd.
The following table provides a summary of segment revenues and results for the three months ended March 31, 2015 and the reserve for losses and loss expenses as of March 31, 2015:

	Three Months Ended March 31, 2015
	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$736,218	$565,214	$1,301,432
Ceded premiums written	(432,179)	(104,299)	(536,478)
Net premiums written	304,039	460,915	764,954
Net premiums earned	135,864	253,995	389,859
Other underwriting income	—	2,406	2,406
	135,864	256,401	392,265
Expenses
Net losses and loss expenses	74,512	97,424	171,936
Acquisition expenses	15,883	66,210	82,093
General and administrative expenses	28,842	26,048	54,890
	119,237	189,682	308,919
Underwriting income	$16,627	$66,719	83,346

Net investment income			41,861
Corporate expenses			(12,268)
Net foreign exchange losses			(7,552)
Net realized and unrealized gains			18,189
Net impairment losses recognized in earnings			(649)
Amortization of intangibles			(1,599)
Interest expense			(9,059)
Income before income taxes			$112,269

Net loss ratio	54.8%	38.3%	44.1%
Acquisition expense ratio	11.7%	26.1%	21.1%
General and administrative expense ratio	21.3%	10.3%	17.2%	(1)
Combined ratio	87.8%	74.7%	82.4%

Reserve for losses and loss expenses	$1,952,277	$1,669,451	$3,621,728
(1) Total general and administrative expense ratio includes general and administrative expenses and corporate expenses.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont'd.
The following table provides gross and net premiums written by line of business for the three months ended March 31, 2016 and 2015:

	Gross premiums written	Net premiums written	Gross premiums written	Net premiums written
Business Segment	2016	2016	2015	2015
Insurance
Agriculture	$496,216	$208,627	$516,916	$202,460
Casualty and other specialty	138,255	63,497	100,682	45,058
Professional lines	77,415	43,334	54,760	24,231
Property, marine/energy and aviation	123,231	55,486	63,860	32,290
Total Insurance	835,117	370,944	736,218	304,039
Reinsurance
Catastrophe	200,830	88,868	124,407	53,460
Property	156,466	150,056	125,700	123,449
Casualty	98,720	98,719	58,098	58,098
Professional lines	48,549	48,220	43,857	43,857
Specialty	271,995	182,035	213,152	182,051
Total Reinsurance	776,560	567,898	565,214	460,915
Total	$1,611,677	$938,842	$1,301,432	$764,954

10.	Commitments and contingencies
Concentrations of credit risk. The Company's reinsurance recoverables on paid and unpaid losses at March 31, 2016 and December 31, 2015 amounted to $1,266.5 million and $1,196.0 million, respectively. At March 31, 2016, substantially all reinsurance recoverables on paid and unpaid losses were due from the U.S. government or from reinsurers rated A- or better by A.M. Best Company, Inc. or Standard & Poor's Corporation. At March 31, 2016 and December 31, 2015, the Company held collateral of $302.3 million and $321.5 million, respectively, related to its ceded reinsurance agreements.
Major production sources. The following table shows the percentage of gross premiums written generated through the Company's largest brokers for the three months ended March 31, 2016 and 2015, respectively:

Broker	2016	2015
Marsh & McLennan Companies, Inc.	19.1%	15.4%
Aon Benfield	13.4%	13.5%
Willis Companies	8.9%	8.3%
Total of largest brokers	41.4%	37.2%
Letters of credit. As of March 31, 2016, the Company had issued letters of credit of $340.9 million (December 31, 2015 – $341.6 million) under its credit facilities and letter of credit reimbursement agreements in favor of certain ceding companies to collateralize obligations.
Investment commitments. As of March 31, 2016 and December 31, 2015, the Company had pledged cash and cash equivalents and fixed maturity investments of $113.9 million and $108.9 million, respectively, in favor of certain ceding companies to collateralize obligations. As of March 31, 2016 and December 31, 2015, the Company had also pledged $375.6 million and $383.3 million of its cash and fixed maturity investments as required to meet collateral obligations for $340.9 million and $341.6 million, respectively, in letters of credit outstanding under its credit facilities and letter of credit reimbursement agreements. In addition, as of March 31, 2016 and December 31, 2015, cash and fixed maturity investments with fair values of $211.0 million and $208.3 million were on deposit with U.S. state regulators, respectively.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

10.	Commitments and contingencies, cont'd.
The Company is subject to certain commitments with respect to other investments at March 31, 2016 and December 31, 2015. See Note 3, Investments.
Investment assets held in trust. Blue Water Re and Blue Water Re II do not operate with a financial strength rating and, instead, fully collateralize their reinsurance obligations through cash and cash equivalents held in trust funds established by Blue Water Re and Blue Water Re II (the "Blue Water Trusts") for the benefit of ceding companies. As of March 31, 2016, the fair value of the assets held in the Blue Water Trusts was $404.2 million (December 31, 2015 - $438.9 million), which met the minimum value required on that date.
As of March 31, 2016, Blue Capital Re had pledged $182.7 million (December 31, 2015 - $195.3 million) of its cash and cash equivalents to trust accounts established for the benefit of Blue Water Re.
Blue Capital Re ILS fully collateralizes its insurance-linked security obligations through cash and cash equivalents held in trust funds established by Blue Capital Re ILS (the "Blue Capital Re ILS Trusts") for the benefit of third parties. As of March 31, 2016, the fair value of the assets held in the Blue Capital Re ILS Trusts was $3.1 million (December 31, 2015 - $5.2 million), which met the minimum value required on that date.
During 2015, Endurance Bermuda established a multi-beneficiary reinsurance trust (the "Endurance Reinsurance Trust") domiciled in Delaware. The Endurance Reinsurance Trust was established as a means of providing statutory credit to Endurance Bermuda's U.S. cedants. As of March 31, 2016, the fair value of the investments held in the Endurance Reinsurance Trust exceeded $108.1 million (December 31, 2015 - $94.1 million), the minimum value required on that date.
During 2015, Endurance Bermuda also established a second multi-beneficiary reinsurance trust domiciled in Delaware as a means of providing statutory credit to Endurance Bermuda's U.S. cedants in connection with a reduction in collateral requirements in certain states (the "Reduced Collateral Trust"). As of March 31, 2016, the fair value of the assets held in the Reduced Collateral Trust exceeded $13.4 million (December 31, 2015 - $10.8 million), the minimum value required on that date.
Endurance Bermuda is party to a reinsurance trust (the "MUSIC Trust"). The MUSIC Trust was established as a means of providing statutory credit to MUSIC in support of the business retained in connection with the 2011 sale by Montpelier of MUSIC to Selective. As of March 31, 2016, the fair value of the assets held in the MUSIC Trust was $21.8 million (December 31, 2015 - $21.3 million).
Endurance Bermuda was party to a multi-beneficiary Reinsurance Trust originally established by Montpelier Re (the "Montpelier Reinsurance Trust") domiciled in New York. The Montpelier Reinsurance Trust was established as a means of providing statutory credit to Montpelier Re’s U.S. cedants. Endurance Bermuda was also party to a multi-beneficiary reinsurance trust originally established by Montpelier Re (the "FL Trust") in connection with a reduction in its Florida collateral requirements. On April 25, 2016, the Montpelier Reinsurance Trust and the FL Trust were dissolved.
Endurance Bermuda is party to a Lloyd's Deposit Trust Deed (the "Lloyd's Capital Trust") in order to meet Endurance Corporate Capital Limited ("ECCL")'s ongoing funds at Lloyd's ("FAL") requirements. The minimum value of cash and investments held by the Lloyd’s Capital Trust is subject to approval by Lloyd's and is based on ECCL's Solvency Capital Requirement, which is used to determine the required amount of FAL. As of March 31, 2016, the fair value of cash and investments held in the Lloyd's Capital Trust was $278.6 million (December 31, 2015 - $276.8 million), which met the minimum value required on that date.
Premiums received by Syndicate 5151 are required to be received into the Lloyd's Premiums Trust Funds (the "Premiums Trust Funds"). Under the Premiums Trust Funds' deeds, assets may only be used for the payment of claims and valid expenses for a stated period of time. As of March 31, 2016, the fair value of all assets held in the Premiums Trust Funds was $237.4 million (December 31, 2015 - $231.9 million). The Company also held cash balances in Syndicate 5151 of $25.3 million (December 31, 2015 - $23.8 million).

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

10.	Commitments and contingencies, cont'd.
The Company's investment assets held in trust appear on the Company's Condensed Consolidated Balance Sheets as cash and cash equivalents, fixed maturity investments and accrued investment income, as appropriate.
Lloyd's New Central Fund. The Lloyd's New Central Fund is available to satisfy claims if a member of Lloyd's is unable to meet its obligations to policyholders. The Lloyd's New Central Fund is funded by an annual levy imposed on members, which is determined annually by Lloyd's as a percentage of each member's gross written premiums (0.35% with respect to 2016). In addition, the Council of Lloyd's has power to call on members to make an additional contribution to the Lloyd's New Central Fund of up to 3.0% of their underwriting capacity each year should it decide that such additional contributions are necessary. The Company currently estimates that its 2016 obligation to the Lloyd's New Central Fund will be approximately $1.4 million and accrues for this obligation ratably throughout the year on a quarterly basis.
Lloyd's also imposes other charges on its members and the syndicates on which they participate, including an annual subscription charge (0.45% of gross written premiums with respect to 2016) and an overseas business charge, levied as a percentage of gross international premiums (defined as business outside the U.K. and the Channel Islands), with the percentage depending on the type of business written. Lloyd's also has power to impose additional charges under Lloyd's Powers of Charging Byelaw. The Company currently estimates that its 2016 obligation to Lloyd's for such charges will be approximately $1.8 million and accrues for this obligation ratably throughout the year on a quarterly basis.
BCRH Credit Agreement. Upon closing of the acquisition of Montpelier on July 31, 2015, the Company became a guarantor of the BCRH 364-day unsecured credit agreement (the "BCRH Credit Agreement"), which permitted BCRH to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. The Company was entitled to receive an annual guarantee fee from BCRH equal to 0.125% of the facility's total capacity (the "BCRH Guarantee Agreement"). The BCRH Credit Agreement and the BCRH Guarantee Agreement expired on April 29, 2016.
As of March 31, 2016, BCRH had no outstanding borrowings under the BCRH Credit Agreement (December 31, 2015 - $13.0 million). With respect to BCRH's outstanding borrowings at December 31, 2015, $4.0 million was repaid on February 2, 2016 and was subject to an annual interest rate of 1.33%, $5.0 million was repaid on February 22, 2016 and was subject to an annual interest rate of 1.48%, and $4.0 million was repaid on March 11, 2016 and was subject to an annual interest rate of 1.51%.
BCGR Credit Agreement. Upon closing of the acquisition of Montpelier on July 31, 2015, the Company became a guarantor of the BCGR 364-day unsecured credit agreement (the "BCGR Credit Agreement"), which permits BCGR to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. The Company is entitled to receive an annual guarantee fee from BCGR equal to 0.125% of the facility's total capacity (the "BCGR Guarantee Agreement"). The BCGR Credit Agreement and the BCGR Guarantee Agreement are scheduled to expire on May 12, 2016.
As of March 31, 2016, BCGR had no outstanding borrowings under the BCGR Credit Agreement (December 31, 2015 - $6.0 million). With respect to BCGR's outstanding borrowing at December 31, 2015, $3.0 million was repaid on February 1, 2016 and was subject to an annual interest rate of 1.54%, and $3.0 million was repaid on February 12, 2016 and was subject to an annual interest rate of 1.51%.
On May 6, 2016, the Company, through a wholly-owned subsidiary, entered into a credit facility agreement with BCRH (the "Blue Capital Credit Facility"). The Blue Capital Credit Facility provides BCRH with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes and expires on September 30, 2018. Borrowings under the Blue Capital Credit Facility bear interest, set at the time of the borrowing, at a rate equal to the applicable LIBOR rate plus 150 basis points.  The Blue Capital Credit Facility contains covenants that limit BCRH's ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, or incur debt.  If BCRH fails to comply with any of these covenants, the Company could terminate the Blue Capital Credit Facility and exercise remedies against BCRH. In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with BCML by BCRH, the Company has the right to terminate the Blue Capital Credit Facility.

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
Operating leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at March 31, 2016 are as follows:

Twelve months ended March 31,	Amount
2017	$16,195
2018	16,430
2019	15,653
2020	15,661
2021	14,210
2022 and thereafter	23,708
$101,857
Total net lease expense under operating leases for the three months ended March 31, 2016 was $3.3 million (2015 – $3.1 million).
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
11.     Debt and financing arrangements
Credit Facility
On March 23, 2016, the Company and certain designated subsidiaries of the Company entered into a $450.0 million five-year letter of credit facility with JPMorgan Chase Bank, N.A. ("JPMorgan") as administrative agent (the "Credit Facility"). Upon entering into the Credit Facility, the Company terminated its existing $700.0 million credit agreement, dated April 19, 2012, with JPMorgan as administrative agent. As of March 31, 2016, there were letters of credit outstanding under the Credit Facility of $329.9 million (December 31, 2015 – $329.9 million). The Credit Facility does not provide for revolving or term loans.
The Credit Facility is collateralized on a several basis by each entity incurring such obligation by cash and securities deposited into collateral accounts from time to time with Deutsche Bank Trust Company Americas as collateral agent. So long as there is no default under the terms of the Credit Facility, the Company may request that the size of the Credit Facility be increased by $100.0 million, but no participating lender is obligated to increase its commitments under the Credit Facility.
The Company is required to pay a fee of 0.40% per annum on the daily stated amount of outstanding letters of credit issued under the Credit Facility. In addition, the Credit Facility requires the Company to pay to the lenders a commitment fee in the amount of 0.125% per annum on the average daily amount of the unused commitments of the lenders. The Credit Facility permits a lender, if requested and in its discretion, to issue a letter of credit pursuant to which it fronts for the other lenders. For such letters of credit, such fronting lenders may receive certain fronting fees from the Company.
The Credit Facility requires the Company's compliance with certain customary restrictive covenants, including a financial covenant that the Company maintain a leverage ratio of no greater than 0.35:1.00 at any time. In addition, each of the Company's regulated insurance subsidiaries that has a claims paying rating from A.M. Best must maintain a rating of at least B++ at all times.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

11.     Debt and financing arrangements, cont'd.
The Credit Facility also contains customary event of default provisions, including failure to pay any unpaid drawing under a letter of credit under the Credit Facility or interest thereon and failure to pay any fee under the Credit Facility, insolvency events of the Company or any of its subsidiaries (other than certain immaterial subsidiaries), a change in control of the Company, a breach of the representations or covenants in the Credit Facility or the security documents relating thereto and certain defaults by the Company or its subsidiaries under other indebtedness. In the case of an event of default that occurs as a result of an insolvency event of the Company or one of its designated subsidiary borrowers, the commitments of the lenders will automatically terminate and the repayment of outstanding obligations will be automatically accelerated. Upon the occurrence of any other event of default under the Credit Facility, the lenders can terminate their commitments under the Credit Facility, require repayment of any outstanding obligations under the Credit Facility, give notice of non-extension of any outstanding letters of credit in accordance with their terms, require the delivery of cash collateral for outstanding letters of credit and foreclose on any collateral held by the lenders (or any agent on their behalf) under the Credit Facility.

12.	Subsequent event
On May 2, 2016, Endurance issued a notice to redeem, on June 1, 2016, all 9,200,000 shares outstanding of its 7.5% Non-Cumulative Preferred Shares, Series B ("Series B Preferred Shares"). The Series B Preferred Shares will be redeemed at a redemption price of $25.00 per share together with an amount equal to any dividends that have been declared but not paid prior to June 1, 2016.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the financial condition and results of operations for the three months ended March 31, 2016 of Endurance Specialty Holdings Ltd. ("Endurance Holdings") and its wholly-owned subsidiaries (collectively, the "Company"). This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this "Form 10-Q") as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2015, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in Endurance Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the "2015 Form 10-K").
Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to the Company’s plans and strategy for its business, includes forward-looking statements that involve risk and uncertainties. Please see the section "Cautionary Statement Regarding Forward-Looking Statements" for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis. You should review the "Risk Factors" set forth in the 2015 Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.
Overview
The Company began operations in December 2001 and writes specialty lines of property and casualty insurance and reinsurance on a global basis and seeks to create a portfolio of specialty lines of business that are profitable and have limited correlation with one another. The Company's portfolio of specialty lines of business is organized into two business segments, Insurance and Reinsurance.
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
As part of its collateralized reinsurance and third party asset management operations, Endurance Holdings and Endurance Specialty Insurance Ltd. ("Endurance Bermuda") together own 33.3% of Blue Capital Reinsurance Holdings Ltd. ("BCRH"), and Endurance Bermuda owns 25.1% of Blue Capital Global Reinsurance Fund Limited ("BCGR").
BCRH is a Bermuda-based exempted limited liability holding company managed by a subsidiary of the Company. BCRH provides fully-collateralized property catastrophe reinsurance and invests in various insurance-linked securities through its wholly-owned Bermuda-based subsidiaries, Blue Capital Re. Ltd. and Blue Capital Re ILS Ltd. Blue Capital Re Ltd. is a Class 3A insurer licensed under the Bermuda Insurance Act. BCRH's shares are listed on the New York Stock Exchange and the Bermuda Stock Exchange.
BCGR is a closed-ended mutual fund incorporated in Bermuda and managed by a subsidiary of the Company. BCGR serves as the feeder fund for the Blue Capital Global Reinsurance SA-I cell.  BCGR's shares are listed on the Specialist Fund Market of the London Stock Exchange and on the Bermuda Stock Exchange.
Application of Critical Accounting Estimates
The Company's unaudited condensed consolidated financial statements are based on the selection of accounting policies and application of significant accounting estimates which require management to make significant estimates and assumptions. The Company believes that some of the more critical judgments in the areas of accounting estimates and assumptions that affect its financial condition and results of operations are related to the recognition of premiums written and ceded, reserves for losses and loss expenses, other-than-temporary impairments within the investment portfolio and fair value measurements of certain portions of the investment portfolio. There were no material changes in the application of the Company's critical accounting estimates. Management has discussed the application of these critical accounting estimates with the Company's Board of Directors and the Audit Committee of the Board of Directors. For a detailed discussion of the Company's critical accounting estimates, please refer to the 2015 Form 10-K and the Notes to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

Consolidated Results of Operations – For the Three Months Ended March 31, 2016 and 2015
Results of operations for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$1,611,677	$1,301,432	23.8%
Ceded premiums written	(672,835)	(536,478)	25.4%
Net premiums written	938,842	764,954	22.7%
Net premiums earned	553,191	389,859	41.9%
Net investment income	11,181	41,861	(73.3)%
Net realized and unrealized gains	13,787	18,189	(24.2)%
Net impairment losses recognized in earnings	(623)	(649)	(4.0)%
Other underwriting (loss) income	(2,444)	2,406	NM(2)
Total revenues	575,092	451,666	27.3%
Expenses
Net losses and loss expenses	243,328	171,936	41.5%
Acquisition expenses	103,842	82,093	26.5%
General and administrative expenses	72,225	54,890	31.6%
Corporate expenses	11,771	12,268	(4.1)%
Amortization of intangibles	21,374	1,599	NM(2)
Net foreign exchange (gains) losses	(11,729)	7,552	NM(2)
Interest expense	10,870	9,059	20.0%
Income tax (benefit) expense	(1,233)	3,790	NM(2)
Net income	124,644	108,479	14.9%
Net income attributable to non-controlling interests	(9,063)	—	NM(2)
Preferred dividends	(9,203)	(8,188)	12.4%
Net income available to Endurance Holdings' common and participating common shareholders	$106,378	$100,291	6.1%

Net loss ratio	43.9%	44.1%	(0.2)
Acquisition expense ratio	18.8%	21.1%	(2.3)
General and administrative expense ratio(3)	15.2%	17.2%	(2.0)
Combined ratio	77.9%	82.4%	(4.5)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

(3)	General and administrative expense ratio includes general and administrative expenses and corporate expenses.

Premiums
Gross premiums written in the three months ended March 31, 2016 were $1,611.7 million, an increase of $310.2 million, or 23.8%, compared to the same period in 2015. Net premiums written in the three months ended March 31, 2016 were $938.8 million, an increase of $173.9 million, or 22.7% compared to the same period in 2015. The increase in gross and net premiums written were driven by the following factors:

•
An increase in gross premiums written in the property, marine/energy and aviation and professional lines of business in the Insurance segment due primarily to business generated by new underwriting teams added over the last twelve months in the U.S. and the U.K. and new business resulting from the acquisition of Montpelier Re Holdings Ltd. ("Montpelier");

•
An increase in gross premiums written in the casualty and other specialty line of business in the Insurance segment, including excess casualty and primary casualty coverages, due to the expansion of the Company's Insurance segment underwriting personnel over the past two years and new business resulting from the acquisition of Montpelier;

•	A decline in gross premiums written in the agriculture line of business in the Insurance segment due to lower commodity prices;

•	An increase in gross premiums written in the catastrophe line of business in the Reinsurance segment due to new business and increased signed lines resulting from the acquisition of Montpelier;

•	An increase in gross premiums written in the specialty line of business in the Reinsurance segment due to new business written and increased renewals;

•
An increase in gross premiums written in the casualty line of business in the Reinsurance segment due to new business written in the U.S. and the U.K. and new business resulting from the acquisition of Montpelier; and

•	An increase in gross premiums written in the property line of business in the Reinsurance segment due to new business resulting from the acquisition of Montpelier.
Ceded premiums written increased during the quarter ended March 31, 2016 as compared to the same period in 2015. In the Insurance segment, increased gross premiums written resulted in increased ceded premiums under the whole account quota share treaty covering the entire Insurance segment's business, combined with additional purchases of facultative and excess of loss reinsurance in the property, marine/energy and aviation line of business. This increase was partially offset by reduced ceded premiums in the agriculture line of business due to renewal timing differences year over year as quota share and excess of loss coverage was not fully completed until the second quarter of 2016. In the Reinsurance segment, ceded premiums written increased due to increased purchases of aggregate excess of loss retrocessional protection within the catastrophe line of business, and additional quota share and excess of loss coverage purchased on the specialty line of business.
Net premiums earned for the three months ended March 31, 2016 were $553.2 million, an increase of $163.3 million, or 41.9%, from the first quarter of 2015 due to the increase in gross premiums written and the earning of premiums acquired, partially offset by increased ceded premiums.
Net Investment Income
The Company's net investment income of $11.2 million decreased by 73.3%, or $30.7 million, for the quarter ended March 31, 2016 as compared to the same period in 2015. This decline resulted primarily from mark to market losses on other investments, comprised of alternative funds and specialty funds, during the quarter ended March 31, 2016. Net investment income during the first quarter of 2016 included net mark to market losses of $28.3 million on other investments as compared to mark to market gains of $12.4 million in the first quarter of 2015. Net investment income generated from the Company's equity investments and fixed income investments, which consist of fixed maturity investments and short-term investments, increased by $10.3 million for the three months ended March 31, 2016 compared to the same period in 2015. Investment expenses, including investment management fees, for the three months ended March 31, 2016 were $3.9 million compared to $3.4 million for the same period in 2015.

The annualized net earned yield and total return of the investment portfolio for the three months ended March 31, 2016 and 2015 and the market yield and portfolio duration as of March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
Annualized net earned yield(1)	0.51%	2.62%
Total return on investment portfolio(2)	1.06%	0.88%
Market yield(3)	2.27%	1.85%
Portfolio duration(4)	2.65 years	2.95 years

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
During the first quarter of 2016, the yield on the benchmark three year U.S. Treasury bond fluctuated within a 49 basis point range, with a high of 1.31% and a low of 0.82%. Trading activity in the Company's trading and available for sale portfolios during the first quarter included reductions in short-term investments and asset-backed securities, and increased allocations to residential mortgage-backed securities, U.S. government agencies securities, equity securities and foreign government securities. The duration of fixed income investments decreased to 2.65 years at March 31, 2016 from 2.74 years at December 31, 2015.
Net Realized and Unrealized Gains
The Company's investment portfolio is actively managed to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing and recognition of net realized and unrealized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales and maturities of investments classified as trading and available for sale during the three months ended March 31, 2016 were $1,718.1 million compared to $1,555.6 million during the same period a year ago. Net realized and unrealized gains decreased during the three months ended March 31, 2016 compared to the same period in 2015 as the 2015 net realized gains were larger than normal due to repositioning the Company's portfolio of equity securities and partially offset by the inclusion of net unrealized gains on trading securities in the current period.
Gross realized investment gains and losses, net unrealized gains on trading securities and the change in the fair value of investment-related derivative financial instruments for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$9,856	$22,666
Gross realized losses on investment sales	(11,195)	(4,896)
Net unrealized gains on trading securities	14,796	—
Change in fair value of investment-related derivative financial instruments	330	419
Net realized and unrealized gains	$13,787	$18,189
Net Foreign Exchange (Gains) Losses
For the three months ended March 31, 2016, the Company re-measured its monetary assets and liabilities denominated in foreign currencies, which resulted in a net foreign exchange gain of $11.7 million compared to a net foreign exchange loss of $7.6 million for the same period of 2015. The current period net foreign exchange gain resulted from the U.S. dollar and British Sterling generally weakening against other key currencies during the period resulting in the upward revaluation of net asset positions in those currencies. In the prior year, the net foreign exchange loss resulted from a decrease in the value of net asset positions in other key currencies as the U.S. dollar strengthened generally in the period.

Net Losses and Loss Expenses
The Company's net loss ratio for the three months ended March 31, 2016 was relatively unchanged compared to the same period in 2015. Improvements in the current accident year net loss ratios in both the Insurance and Reinsurance segments were largely offset by a lower loss ratio impact from favorable prior year loss reserve development due to increased earned premiums recorded in the current period.
Favorable prior year loss reserve development was $61.1 million (11.0 percentage point benefit to loss ratio) for the first quarter of 2016 compared to $57.2 million (14.7 percentage point benefit to loss ratio) during the same period in 2015. In the first quarter of 2016, prior year loss reserves emerged favorably across all lines of business in both the Insurance and Reinsurance segments.

The Company recorded catastrophe losses, net of reinstatement premiums and other loss sensitive accruals, of $4.5 million in the three months ended March 31, 2016. The net losses from catastrophes added 0.8 percentage points to the Company's net loss ratio for the three months ended March 31, 2016. During the three months ended March 31, 2015, the Company incurred catastrophe losses of $7.1 million. The net losses from catastrophes added 1.8 percentage points to the Company's net loss ratio for the three months ended March 31, 2015.
The Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims are the only valid means for estimating ultimate obligations. Ultimate losses and loss expenses may differ materially from the amounts recorded in the Company's unaudited consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Reserve adjustments, if any, are recorded in earnings in the period in which they are determined. The overall loss reserves were established by the Company's actuaries and reflect management's best estimate of ultimate losses. See "Reserve for Losses and Loss Expenses" below for further discussion.
Acquisition Expenses
The acquisition expense ratio for the three months ended March 31, 2016 was lower than the same period in 2015 primarily due to the addition of earned premiums resulting from the Company's acquisition of Montpelier, which had no associated acquisition costs as these were written off upon the closing of the acquisition in accordance with applicable accounting guidance. This decline was partially offset by growth in net earned premiums in the property, marine/energy and aviation, casualty and other specialty and professional lines of business in the Insurance segment, which incur a higher than average net acquisition expense rate, and a decline in earned premiums in the agriculture line of business in the Insurance segment, which incur a lower than average acquisition expense rate.
General and Administrative Expenses and Corporate Expenses
The Company's general and administrative expense ratio for the first quarter of 2016 decreased by 2.0 percentage points compared to the same period in 2015 primarily due to increased net earned premiums for the current quarter. General and administrative expenses increased for the current quarter compared to the same period in 2015 due to an increase in personnel costs associated with the addition of new underwriting teams and additional employees from the Company's acquisition of Montpelier, partially offset by increased ceding commission reimbursements as a result of additional purchases of reinsurance. At March 31, 2016, the Company had a total of 1,148 employees compared to 1,013 employees at March 31, 2015.
Amortization of Intangible Assets
The Company's amortization of intangibles for first quarter of 2016 increased by $19.8 million compared to the same period in 2015 primarily due to $293.2 million of intangible assets recognized in the purchase of Montpelier that are being amortized over their related useful lives.
Income Tax (Benefit) Expense
The Company recorded an income tax benefit for the quarter ended March 31, 2016 of $1.2 million compared to income tax expense of $3.8 million for the quarter ended March 31, 2015. The income tax benefit in 2016 resulted from changes in the deferred tax valuation allowance recorded at the Company's subsidiaries located in United States taxable jurisdictions.

Net Income
The Company generated net income of $124.6 million in the three months ended March 31, 2016 compared to net income of $108.5 million in the same period of 2015. The increase in net income in the current period primarily resulted from increased net premiums earned and increased net foreign expense gains, partially offset by increased net losses and loss expenses, acquisition expenses and general and administrative expenses, lower investment income and net realized and unrealized gains and higher amortization expense.
Net Income Attributable to Non-controlling Interests
The Company's net income attributable to non-controlling interests was $9.1 million in the three months ended March 31, 2016 compared to Nil in the same period of 2015. At March 31, 2016, Endurance Holdings and Endurance Bermuda together owned 33.3% of BCRH's common shares and Endurance Bermuda owned 25.1% of BCGR's ordinary shares. Net income attributable to non-controlling interests relates to the share of the Company's net income attributable to the BCRH common shares and BCGR ordinary shares that are not owned by the Company.
Reserve for Losses and Loss Expenses
As of March 31, 2016, the Company had accrued losses and loss expense reserves of $4.5 billion (December 31, 2015 - $4.5 billion). This amount represents management's best estimate of the ultimate liability for payment of losses and loss expenses related to loss events. During the three months ended March 31, 2016 and 2015, the Company's net paid losses and loss expenses were $340.3 million and $302.6 million, respectively.
As more fully described under "Reserving Process" in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2015 Form 10-K, the Company incorporates a variety of actuarial methods and judgments in its reserving process. Two key inputs in the various actuarial methods employed by the Company are initial expected loss ratios and expected loss reporting patterns. These key inputs impact the potential variability in the estimate of the reserve for losses and loss expenses and are applicable to each of the Company's business segments. The Company's loss and loss expense reserves consider and reflect, in part, deviations resulting from differences between expected loss and actual loss reporting as well as judgments relating to the weights applied to the reserve levels indicated by the actuarial methods. Expected loss reporting patterns are based upon internal and external historical data and assumptions regarding claims reporting trends over a period of time that extends beyond the Company's own operating history.
Differences between actual reported losses and expected losses are anticipated to occur in any individual period and such deviations may influence future initial expected loss ratios and/or expected loss reporting patterns as the recent actual experience becomes part of the historical data utilized as part of the ongoing reserve estimation process. The Company has demonstrated the impact of changes in the speed of the loss reporting patterns, as well as changes in the expected loss ratios, within the tables under the heading "Potential Variability in Reserves for Losses and Loss Expenses" in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2015 Form 10-K.

Losses and loss expenses for the three months ended March 31, 2016 are summarized as follows:

	Incurred related to:
Three Months Ended March 31, 2016	Current year	Prior years	Total incurred losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$31,316	$(13,265)	$18,051
Casualty and other specialty	45,324	(7,138)	38,186
Professional lines	25,464	(187)	25,277
Property, marine/energy and aviation	48,875	(2,586)	46,289
Total Insurance	150,979	(23,176)	127,803
Reinsurance:
Catastrophe	5,873	(15,465)	(9,592)
Property	42,852	(3,565)	39,287
Casualty	27,468	(5,674)	21,794
Professional lines	38,210	(3,619)	34,591
Specialty	39,055	(9,610)	29,445
Total Reinsurance	153,458	(37,933)	115,525
Totals	$304,437	$(61,109)	$243,328

Losses and loss expenses for the three months ended March 31, 2016 included $61.1 million in favorable development of reserves relating to prior accident years. The favorable loss reserve development experienced during the three months ended March 31, 2016 benefited the Company's reported net loss ratios by approximately 11.0 percentage points. This net reduction in estimated losses for prior accident years reflects lower than expected claims emergence for the three months ended March 31, 2016 in all lines of business within the Insurance and Reinsurance segments.
For the three months ended March 31, 2016, the Company did not materially alter the key inputs utilized to establish reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) related to prior years for the insurance and reinsurance segments as the variances in reported losses for those segments were within the range of possible results anticipated by the Company.
Losses and loss expenses for the three months ended March 31, 2015 are summarized as follows:

	Incurred related to:
Three Months Ended March 31, 2015	Current year	Prior years	Total incurred losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$34,565	$392	$34,957
Casualty and other specialty	27,403	(18,710)	8,693
Professional lines	17,365	(120)	17,245
Property, marine/energy and aviation	15,875	(2,258)	13,617
Total Insurance	95,208	(20,696)	74,512
Reinsurance:
Catastrophe	11,267	(2,236)	9,031
Property	37,748	(8,437)	29,311
Casualty	29,315	(6,427)	22,888
Professional lines	26,788	(11,123)	15,665
Specialty	28,768	(8,239)	20,529
Total Reinsurance	133,886	(36,462)	97,424
Totals	$229,094	$(57,158)	$171,936

Losses and loss expenses for the three months ended March 31, 2015 included $57.2 million in favorable development of reserves relating to prior accident years. The favorable loss reserve development experienced during the three months ended March 31, 2015 benefited the Company's reported net loss ratio by approximately 14.7 percentage points. This net reduction in estimated losses for prior accident years reflects lower than expected claims emergence for the three months ended March 31, 2015 in the casualty and other specialty, professional lines, and property, marine/energy and aviation lines of business within the Insurance segment, and all lines of business within the Reinsurance segment.
For the three months ended March 31, 2015, the Company did not materially alter the two key inputs utilized to establish its reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) for business related to prior years for the insurance and reinsurance segments as the variances in reported losses for those segments were within the range of possible results anticipated by the Company.
Insurance
Agriculture. For the three months ended March 31, 2016, the Company recorded favorable loss emergence due to lower than anticipated multi-peril crop insurance claims settlements for the 2015 crop year. For the three months ended March 31, 2015, the Company recorded slightly unfavorable loss emergence due to higher than anticipated multi-peril crop and crop hail insurance claims settlements for the 2014 crop year.
Casualty and other specialty. For the three months ended March 31, 2016 and March 31, 2015, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity, particularly within the Bermuda excess casualty business.
Professional lines. For the three months ended March 31, 2016 and 2015, the Company's professional lines insurance booked ultimate losses for prior years were relatively stable.
Property, marine/energy and aviation. For the three months ended March 31, 2016, the favorable loss emergence within the property, marine/energy and aviation line of business was primarily due to lower than expected reported claims emergence within the property business. For the three months ended March 31, 2015, the favorable loss emergence within the property, marine/energy and aviation line of business was primarily due to lower than expected reported claims emergence.
Reinsurance
Catastrophe. For the three months ended March 31, 2016 and 2015, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity within the U.S. property catastrophe business.
Property. For the three months ended March 31, 2016 and 2015, the Company recorded favorable loss emergence in the property line of business primarily due to lower than expected claims activity within the property treaty business, as lower than expected claims activity in the U.S. more than offset greater than expected claims activity in Europe.
Casualty. For the three months ended March 31, 2016 and 2015, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity.
Professional lines. For the three months ended March 31, 2016 and 2015, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims emergence in prior accident years.
Specialty. For the three months ended March 31, 2016, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity within the marine, trade credit and political risk businesses. For the three months ended March 31, 2015, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity in the Company's aerospace business.

The total reserves for losses and loss expenses recorded on the Company's balance sheet were comprised of the following at March 31, 2016:

	Case Reserves	IBNR Reserves	Reserve for losses and loss expenses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$61,000	$101,708	$162,708
Casualty and other specialty	273,192	1,033,571	1,306,763
Professional lines	117,252	479,884	597,136
Property, marine/energy and aviation	246,715	122,408	369,123
Total Insurance	698,159	1,737,571	2,435,730
Reinsurance:
Catastrophe	103,378	82,909	186,287
Property	232,578	119,522	352,100
Casualty	237,228	520,932	758,160
Professional lines	81,995	299,180	381,175
Specialty	144,949	199,788	344,737
Total Reinsurance	800,128	1,222,331	2,022,459
Totals	$1,498,287	$2,959,902	$4,458,189
The total reserves for losses and loss expenses recorded on the Company's balance sheet were comprised of the following at December 31, 2015:

	Case Reserves	IBNR Reserves	Reserve for losses and loss expenses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$226,753	$57,799	$284,552
Casualty and other specialty	271,234	1,020,193	1,291,427
Professional lines	116,920	464,638	581,558
Property, marine/energy and aviation	226,894	122,930	349,824
Total Insurance	841,801	1,665,560	2,507,361
Reinsurance:
Catastrophe	109,374	89,734	199,108
Property	229,283	112,026	341,309
Casualty	244,445	529,786	774,231
Professional lines	70,301	285,692	355,993
Specialty	142,217	190,196	332,413
Total Reinsurance	795,620	1,207,434	2,003,054
Totals	$1,637,421	$2,872,994	$4,510,415
Underwriting Results by Business Segments
The determination of the Company's business segments is based on the manner in which management monitors the performance of the Company's underwriting operations. As a result, we report two business segments – Insurance and Reinsurance.
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
Insurance
The following table summarizes the underwriting results and associated ratios for the Company's Insurance segment for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$835,117	$736,218
Ceded premiums written	(464,173)	(432,179)
Net premiums written	370,944	304,039
Net premiums earned	219,569	135,864
Expenses
Losses and loss expenses	127,803	74,512
Acquisition expenses	30,358	15,883
General and administrative expenses	38,429	28,842
	196,590	119,237
Underwriting income	$22,979	$16,627

Net loss ratio	58.2%	54.8%
Acquisition expense ratio	13.8%	11.7%
General and administrative expense ratio	17.5%	21.3%
Combined ratio	89.5%	87.8%
Premiums. Gross premiums written for the three months ended March 31, 2016 in the Insurance segment increased by 13.4% over the same period in 2015. Gross and net premiums written for each line of business in the Insurance segment were as follows:

	Three Months Ended March 31,
	2016		2015
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Agriculture	$496,216	$208,627	$516,916	$202,460
Casualty and other specialty	138,255	63,497	100,682	45,058
Professional lines	77,415	43,334	54,760	24,231
Property, marine/energy and aviation	123,231	55,486	63,860	32,290
Total	$835,117	$370,944	$736,218	$304,039

The movements in the gross premiums written in the Insurance segment for the three months ended March 31, 2016 compared to the same periods in 2015 were primarily due to the following factors:

•
An increase in gross premiums written in the property, marine/energy, and aviation and professional lines of business due primarily to business generated by new underwriting teams added over the last twelve months in the U.S. and the U.K. and new business resulting from the acquisition of Montpelier;

•
An increase in gross premiums written in the casualty and other specialty line of business including excess casualty and primary casualty coverages, due to the expansion of the Company's Insurance underwriting personnel over the last twelve months and new business resulting from the acquisition of Montpelier; and

•	A decline in gross premiums written in the agriculture line of business due primarily to lower commodity prices.

Ceded premiums written increased during the three months ended March 31, 2016 as compared to the same period in 2015. Increased gross premiums written resulted in increased ceded premiums under the whole account quota share treaty covering the entire Insurance segment's business, combined with additional purchases of facultative and excess of loss reinsurance in the property, marine/energy, and aviation line of business. This increase was partially offset by lower ceded premiums in the agriculture line of business due to renewal timing differences year over year as quota share and excess of loss coverage was not fully completed until the second quarter of 2016.
Net premiums earned by the Company in the Insurance segment increased in the three months ended March 31, 2016 compared to the same periods in 2015. The increase was a result of growth in gross premiums written partially offset by increased ceded premiums across the segment.
Losses and Loss Expenses. The net loss ratio in the Company's Insurance segment increased by 3.4 percentage points for the three months ended March 31, 2016 compared to the same period in 2015. The increase in the net loss ratio for the three months ended March 31, 2016 was primarily due to a smaller loss ratio benefit from favorable prior year loss reserve development compared to the same period in 2015. The current accident year loss ratio in the insurance segment improved 1.2 percentage points due to lower loss ratios incurred in the agriculture and professional lines of business, partially offset by increased loss ratios in the casualty and other specialty and property, marine/energy and aviation lines of business.
During the three months ended March 31, 2016, the Company's previously estimated loss and loss expense reserve for the Insurance segment for prior accident years was reduced by $23.2 million, which decreased the net loss ratio by 10.6 percentage points as compared to a reduction of $20.7 million that decreased the net loss ratio by 15.2 percentage points for the three months ended March 31, 2015. Higher levels of favorable loss development in the three months ended March 31, 2016 compared to 2015 was experienced mainly in the agriculture line of business, with the casualty and other specialty line of business experiencing lower favorable loss development in the current quarter.
Acquisition Expenses. The acquisition expense ratio in the Insurance segment in the three months ended March 31, 2016 increased compared to the same period in 2015 primarily due to growth in net earned premiums in the property, marine/energy and aviation, casualty and other specialty and professional lines of business in the Insurance segment, which incur a higher than average net acquisition expense rate, and a decline in the proportion of net earned premiums attributable to the agriculture line of business, which incurs a lower than average net acquisition expense rate.
General and Administrative Expenses. The decrease in the general and administrative expense ratio in the Insurance segment in the three months ended March 31, 2016 compared to the same period in 2015 was due to increased net earned premiums for the quarter. General and administrative expenses increased for the current quarter compared to the same period in 2015 due to an increase in personnel costs associated with the addition of new underwriting teams and additional employees from the Company's acquisition of Montpelier over the past year partially offset by increased ceding commission reimbursements as a result of additional purchases of reinsurance.

Reinsurance
The following table summarizes the underwriting results and associated ratios for the Company's Reinsurance business segment for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$776,560	$565,214
Ceded premiums written	(208,662)	(104,299)
Net premiums written	567,898	460,915
Net premiums earned	333,622	253,995
Other underwriting (loss) income	(2,444)	2,406
	331,178	256,401
Expenses
Losses and loss expenses	115,525	97,424
Acquisition expenses	73,484	66,210
General and administrative expenses	33,796	26,048
	222,805	189,682
Underwriting income	$108,373	$66,719

Net loss ratio	34.7%	38.3%
Acquisition expense ratio	22.0%	26.1%
General and administrative expense ratio	10.1%	10.3%
Combined ratio	66.8%	74.7%
Premiums. In the first quarter of 2016, net premiums written in the Reinsurance segment increased by 23.2% over the same period of 2015. Gross and net premiums written for each line of business in the Reinsurance segment for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016		2015
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Catastrophe	$200,830	$88,868	$124,407	$53,460
Property	156,466	150,056	125,700	123,449
Casualty	98,720	98,719	58,098	58,098
Professional lines	48,549	48,220	43,857	43,857
Specialty	271,995	182,035	213,152	182,051
Total	$776,560	$567,898	$565,214	$460,915

The movements in gross premiums written in the Reinsurance segment for the three months ended March 31, 2016 compared to the same periods in 2015 were primarily due to the following factors:

•	An increase in gross premiums written in the catastrophe line of business due to new business and increased signed lines resulting from the acquisition of Montpelier;

•	An increase in gross premiums written in the specialty line of business due to new business written and increased renewals;

•	An increase in gross premiums written in the casualty line of business due to new business written in the U.S. and the U.K. and new business resulting from the acquisition of Montpelier; and

•	An increase in gross premiums written in the property line of business due to new business resulting from the acquisition of Montpelier.

        Ceded premiums written increased in the three months ended March 31, 2016 as compared to the same periods in 2015. Ceded premiums written increased due to increased purchases of quota share and aggregate excess of loss retrocessional protection within the catastrophe line of business, and additional quota share and excess of loss coverage purchased on the specialty line of business.
Net premiums earned by the Company in the Reinsurance segment for the three months ended March 31, 2016 increased compared to net premiums earned during the same period in 2015 due to the increase in gross premiums written and the earning of premiums acquired, partially offset by increased ceded premiums.
Other Underwriting (Loss) Income. The Company recorded an other underwriting loss for the three months ended March 31, 2016 compared to other underwriting income the same period in 2015. The decrease in other underwriting income was primarily due to losses incurred on the Company's weather derivative products for the first quarter of 2016 compared to income earned on weather derivative products during the same period in 2015.
Losses and Loss Expenses. The net loss ratio in the Company's Reinsurance segment for the three months ended March 31, 2016 decreased compared to the same period in 2015. The decrease in the net loss ratio for the quarter was primarily due to an increase in the proportion of earned premiums in the catastrophe line of business which benefited from low levels of catastrophe losses, partially offset by a lower loss ratio benefit from favorable loss reserve development.
The Company recorded $37.9 million of favorable prior year loss reserve development in the three months ended March 31, 2016 which benefited the net loss ratio by 11.4 percentage points compared to $36.5 million in the three months ended March 31, 2015 which benefited the net loss ratio by 14.4 percentage points. Favorable reserve development in the three months ended March 31, 2016 was higher than the same period in 2015 primarily in the catastrophe line of business.
The Company recorded catastrophe losses, net of reinstatement premiums and other loss sensitive accruals, of $4.5 million in the Reinsurance segment in the three months ended March 31, 2016. The net losses from catastrophes added 1.4 percentage points to the Reinsurance segment's net loss ratio for the three months ended March 31, 2016. During the three months ended March 31, 2015, the Company recorded catastrophe losses of $2.7 million in the Reinsurance segment. The net losses from catastrophes added 1.1 percentage points to the Reinsurance segment's net loss ratio for the three months ended March 31, 2015.

Acquisition Expenses. The Company's acquisition expense ratio in the Reinsurance segment for the three months ended March 31, 2016 was lower than in the same period in 2015 primarily due to the addition of earned premiums from the Company's acquisition of Montpelier, which had no associated acquisition costs.
General and Administrative Expenses. The general and administrative expense ratio in the Reinsurance segment for the three months ended March 31, 2016 decreased compared to the same period in 2015 due to increased net earned premiums for the quarter. General and administrative expenses increased for the current quarter compared to the same period in 2015 due to the addition of new underwriting teams and additional employees from the Company's acquisition of Montpelier.
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
Ability of Subsidiaries to Pay Dividends. The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of March 31, 2016, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $1,022.4 million (December 31, 2015 – $1,034.4 million) without prior regulatory approval based upon the Bermuda insurance and corporate regulations. In addition, in 2011, Endurance Holdings loaned Endurance Bermuda $200.0 million, which remains outstanding and is callable on demand.
Each of the Company's U.S. operating subsidiaries, except American Agri-Business Insurance Company ("American Agri-Business") is subject to regulation by the State of Delaware Department of Insurance. American Agri-

Business is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders' surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2015, none of the Company's U.S. operating subsidiaries, except American Agri-Business, had earned surplus; therefore, these companies are precluded from declaring or distributing dividends at March 31, 2016 without the prior approval of the applicable insurance regulator. At March 31, 2016, American Agri-Business could pay dividends of $3.5 million with notice to the Texas Department of Insurance. In addition, any dividends paid by Endurance American, Endurance American Specialty and Endurance Risk Solutions would be subject to the dividend limitation of their respective parent insurance companies.
Under the jurisdiction of the United Kingdom's Prudential Regulation Authority ("PRA") and the Financial Conduct Authority ("FCA"), Endurance Worldwide Insurance Limited ("Endurance U.K.") must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The PRA regulatory requirements impose no explicit restrictions on Endurance U.K.'s ability to pay a dividend, but Endurance U.K. would have to notify the PRA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distributions. At March 31, 2016, Endurance U.K. did not have retained profits available for distributions.
Endurance Corporate Capital Limited, Syndicate 5151 and Endurance at Lloyd's Limited ("Endurance at Lloyd's") are subject to oversight by the Council of Lloyd's. Endurance at Lloyd's is also subject to regulation by the PRA and the FCA. Underwriting capacity of a member of Lloyd's must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd's ("FAL"). This amount is determined by Lloyd's and is based on Syndicate 5151's solvency and capital requirement as calculated through its internal model. In addition, if the FAL are not sufficient to cover all losses, the Lloyd's Central Fund provides an additional level of security for policyholders. At March 31, 2016, the FAL requirement set by Lloyd's for Syndicate 5151 was $274.0 million (December 31, 2015 - $215.2 million) based on its business plan, approved in December 2015. Actual FAL posted for Syndicate 5151 at March 31, 2016 by Endurance Corporate Capital Limited was $278.6 million (December 31, 2015 - $276.8 million). At March 31, 2016, Endurance Corporate Capital Limited did not have assets available for distribution.
Cash and Invested Assets. The Company's aggregate invested assets, including fixed maturity investments, short-term investments, equity securities, other investments, cash and cash equivalents and pending securities transactions, as of March 31, 2016 totaled $8.8 billion compared to aggregate invested assets of $8.9 billion as of December 31, 2015.
At March 31, 2016, the Company's available for sale investments had gross unrealized gains of $81.8 million and gross unrealized losses of $61.3 million compared to gross unrealized gains of $40.8 million and gross unrealized losses of $72.6 million at December 31, 2015. The decrease in gross unrealized losses on the Company's available for sale investments at March 31, 2016 compared to December 31, 2015 was primarily due to a decrease in interest rates. The Company did not have the intent to sell any of its fixed income investments in an unrealized loss position and determined that it was unlikely that the Company would be required to sell securities in an unrealized loss position at March 31, 2016. The Company has the ability and intent to hold its equity securities until recovery. Therefore, the Company does not consider its fixed income investments or equity securities to be other-than-temporarily impaired at March 31, 2016.
The Company has identified certain equity securities within its investment portfolio that have been in a continuous loss position for between 7-12 months with unrealized loss of $33.7 million as of March 31, 2016. If these equity securities remain in a continuous loss position for greater than 12 months, these equity securities will be impaired and any unrealized losses will be recognized as other-than-temporary impairments within the Company's Unaudited Condensed Consolidated Statements of Income and Comprehensive Income.
The Company's aggregate direct exposure to the indebtedness and equity securities of those countries whose currency is the Euro or whose sovereign debt rating is below AAA (except the U.S.) was $833.0 million at March 31, 2016, compared to $820.1 million at December 31, 2015.

Cash Flows

	Three Months Ended March 31,
	2016	2015
	(U.S. dollars in thousands)
Net cash flows used in operating activities	$(30,384)	$(92,302)
Net cash flows provided by investing activities	130,818	51,402
Net cash flows used in financing activities	(75,088)	(29,672)
Effect of exchange rate changes on cash and cash equivalents	9,637	(17,706)
Net increase (decrease) in cash and cash equivalents	34,983	(88,278)
Cash and cash equivalents, beginning of period	1,177,750	745,472
Cash and cash equivalents, end of period	$1,212,733	$657,194
Cash flows used in operating activities in the three months ended March 31, 2016 improved compared to the same period in 2015 as higher cash inflows from premium collections and lower levels of gross loss payments were partially offset by higher general expense payments.
Investing activity cash flows reflect the Company's active management of its investment portfolio to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing of investment sales and purchases. The increase in cash flows provided by investing activities in 2016 principally reflected the increased investment asset base due to the acquisition of Montpelier.
The cash flows used in financing activities in the three months ended March 31, 2016 were higher than in the same period in 2015 as a result of higher dividends paid and debt repayments and increased net contributions to non-controlling interest.
Foreign exchange rate changes had a positive impact on the cash balances of the Company in the three months ended March 31, 2016 as the U.S. dollar and British Sterling generally weakened against most key currencies in the period resulting in an increase in the reported value of holdings in those currencies. Foreign exchange rate changes in the first quarter of 2015 had a negative impact on the cash balances of the Company as the U.S. dollar strengthened against all key currencies in the period resulting in a decline in the reported value of holdings in those currencies.
As of March 31, 2016 and December 31, 2015, the Company had pledged cash and cash equivalents and fixed maturity investments of $113.9 million and $108.9 million, respectively, in favor of certain ceding companies to collateralize obligations. As of March 31, 2016 and December 31, 2015, the Company had also pledged $375.6 million and $383.3 million of its cash and fixed maturity investments to meet collateral obligations for $340.9 million and $341.6 million, respectively, in letters of credit outstanding under its Credit Facility (as defined below) and LOC Agreements (as defined below). In addition, at March 31, 2016 and December 31, 2015, cash and fixed maturity investments with fair values of $211.0 million and $208.3 million were on deposit with U.S. state regulators, respectively.
Credit Facilities. On March 23, 2016, the Company and certain designated subsidiaries of the Company entered into a $450.0 million five-year letter of credit facility with JPMorgan Chase Bank, N.A. ("JPMorgan") as administrative agent ("Credit Facility"). Upon entering into the Credit Facility, the Company terminated its existing $700.0 million credit agreement, dated April 19, 2012, with JPMorgan as administrative agent. As of March 31, 2016, there were letters of credit outstanding under the Credit Facility of $329.9 million (December 31, 2015 – $329.9 million). The Credit Facility does not provide for revolving or term loans.
The Credit Facility is collateralized on a several basis by each entity incurring such obligation by cash and securities deposited into collateral accounts from time to time with Deutsche Bank Trust Company Americas as collateral agent. So long as the Company is not in default under the terms of the Credit Facility, the Company may request that the size of the Credit Facility be increased by $100.0 million, but no participating lender is obligated to increase its commitments under the Credit Facility.
The Company is required to pay a fee of 0.40% per annum on the daily stated amount of outstanding letters of credit issued under the Credit Facility. In addition, the Credit Facility requires the Company to pay to the lenders a commitment fee in the amount of 0.125% per annum on the average daily amount of the unused commitments of the lenders. The Credit Facility permits a lender, if requested and in its discretion, to issue a letter of credit pursuant to which it fronts for the other lenders. For such letters of credit, such fronting lenders may receive certain fronting fees from the Company.
The Credit Facility requires the Company's compliance with certain customary restrictive covenants, including a financial covenant that the Company maintain a leverage ratio of no greater than 0.35:1.00 at any time. In addition, each of the Company's regulated insurance subsidiaries that has a claims paying rating from A.M. Best must maintain a rating of at least B++ at all times.
The Credit Facility also contains customary event of default provisions, including failure to pay any unpaid drawing under a letter of credit under the Credit Facility or interest thereon and failure to pay any fee under the Credit Facility, insolvency events of the Company or any of its subsidiaries (other than certain immaterial subsidiaries), a change in control of the Company, a breach of the representations or covenants in the Credit Facility or the security documents relating thereto and certain defaults by the Company or its subsidiaries under other indebtedness. In the case of an event of default that occurs as a result of an insolvency event of the Company or one of its designated subsidiary borrowers, the commitments of the lenders will automatically terminate and the repayment of outstanding obligations will be automatically accelerated. Upon the occurrence of any other event of default under the Credit Facility, the lenders can terminate their commitments under the Credit Facility, require repayment of any outstanding obligations under the Credit Facility, give notice of non-extension of any outstanding letters of credit in accordance with their terms, require the delivery of cash collateral for outstanding letters of credit and foreclose on any collateral held by the lenders (or any agent on their behalf) under the Credit Facility.
The Company is party to certain uncommitted letter of credit reimbursement agreements ("LOC Agreements") that allow for the issuance of letters of credit in a variety of currencies, including U.S. dollars. The fees paid under the LOC Agreements depend on the amount of the outstanding letters of credit and vary from 0.30% to 0.45% on the principal amount of letters of credit outstanding to a fee negotiated at the time of issuance of the individual letters of credit. The total amount of letters of credit outstanding under the LOC Agreements as of March 31, 2016 was $11.0 million (December 31, 2015 - $11.7 million).
BCRH Credit Agreement. Upon closing of the acquisition of Montpelier on July 31, 2015, the Company became a guarantor of the BCRH 364-day unsecured credit agreement (the "BCRH Credit Agreement"), which permitted BCRH to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. The Company was entitled to receive an annual guarantee fee from BCRH equal to 0.125% of the facility's total capacity. The BCRH Credit Agreement and the related guarantee of the Company expired on April 29, 2016.
As of March 31, 2016, BCRH had no outstanding borrowings under the BCRH Credit Agreement (December 31, 2015 - $13.0 million). With respect to BCRH's outstanding borrowings at December 31, 2015, $4.0 million was repaid on February 2, 2016 and was subject to an annual interest rate of 1.33%, $5.0 million was repaid on February 22, 2016 and was subject to an annual interest rate of 1.48%, and $4.0 million was repaid on March 11, 2016 and was subject to an annual interest rate of 1.51%.
BCGR Credit Agreement. Upon closing of the acquisition of Montpelier on July 31, 2015, the Company became a guarantor of BCGR 364-day unsecured credit agreement (the "BCGR Credit Agreement"), which permits BCGR to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. The Company is entitled to receive an annual guarantee fee from BCGR equal to 0.125% of the facility's total capacity. The BCGR Credit Agreement and the related guarantee of the Company is scheduled to expire on May 12, 2016.
As of March 31, 2016, the BCGR Listed Fund had no outstanding borrowings under the BCGR Credit Agreement (December 31, 2015 - $6.0 million). With respect to BCGR's outstanding borrowing at December 31, 2015, $3.0 million was repaid on February 1, 2016 and was subject to an annual interest rate of 1.54%, and $3.0 million was repaid on February 12, 2016 and was subject to an annual interest rate of 1.51%.
On May 6, 2016, the Company entered into a credit facility agreement with BCRH (the "Blue Capital Credit Facility"). The Blue Capital Credit Facility provides BCRH with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes and expires on September 30, 2018. Borrowings under the Blue Capital Credit Facility bears interest, set at the time of the borrowing, at a rate equal to the applicable LIBOR rate plus 150 basis points.  The Blue Capital Credit Facility contains covenants that limit BCRH's ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, or incur debt.  If BCRH fails to comply with any these covenants, the Company could revoke the Blue Capital Credit Facility and exercise remedies against BCRH. In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with BCML by BCRH, the Company has the right to terminate the Blue Capital Credit Facility.
On May 2, 2016, Endurance issued a notice to redeem, on June 1, 2016, all 9,200,000 shares outstanding of its 7.5% Non-Cumulative Preferred Shares, Series B (the "Series B Preferred Shares"). The Series B Preferred Shares will be redeemed at a redemption price of $25.00 per share together with an amount equal to any dividends that have been declared but not paid prior to June 1, 2016.
Historically, the operating subsidiaries of the Company have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of the business written by the Company, the seasonality in the timing of payments by ceding companies, the irregular timing of loss payments, the impact of a change in interest rates on the Company's investment returns as well as seasonality in coupon payment dates for fixed maturity investments, cash flows from the Company's operating activities may vary significantly between periods. The Company expects to generate positive operating cash flows through 2016, absent the occurrence of additional significant loss events. In the event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available, liquidate a portion of its investment portfolio, or arrange for additional financing. There can be no assurance that the Company will be successful in executing these strategies.
Off-Balance Sheet Arrangements
Certain of our ongoing obligations to Selective Insurance Group, Inc. in connection with the sale of Montpelier U.S. Insurance Company and the Company's previous guarantee of BCGR's obligations under the BCGR Credit Agreement constitute off-balance sheet arrangements. Excluding these specific transactions, as of March 31, 2016, we were not party to any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K, to which an entity unconsolidated with us is a party that management believes is reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we believe is material to investors.
Currency and Foreign Exchange
The Company's functional currencies are U.S. dollars for its U.S., Bermuda and Lloyd's operations (including Endurance at Lloyd's, Syndicate 5151 and Endurance Corporate Capital Limited from January 1, 2016 forward), and British Sterling for Endurance U.K. The reporting currency for all operations is U.S. dollars. The Company maintains a portion of its investments and liabilities in currencies other than the U.S. dollar. The Company has made a significant investment in the capitalization of Endurance U.K. and Endurance Corporate Capital Limited, which are subject to the PRA's rules concerning the matching of the currency of its assets to the currency of its liabilities. Depending on the profile of Endurance U.K.'s and Syndicate 5151's liabilities, Endurance U.K. and Endurance Corporate Capital Limited may be required to hold some of their respective assets in currencies corresponding to the currencies of its liabilities. The Company may, from time to time, experience gains or losses resulting from fluctuations in the values of foreign currencies, which could have a material adverse effect on the Company's results of operations.
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
Effects of Inflation
The effects of inflation could cause the severity of claims to rise in the future. The Company's estimates for losses and loss expenses include assumptions about future payments for settlement of claims and claims handling expenses, such as medical treatments and litigation costs. To the extent inflation causes these costs to increase above reserves established for these claims, the Company will be required to increase the reserve for losses and loss expenses with a corresponding reduction in its earnings in the period in which the deficiency is identified. In addition, inflation could lead to higher interest rates causing the current unrealized gain position on the Company's fixed income portfolio to decrease or become an unrealized loss position. In response, the Company may choose to hold its fixed income investments to maturity, which would result in the unrealized gains or losses largely amortizing through net investment income.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information provided under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Information about Market Risk" included in the Company's 2015 Form 10-K.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our 2015 Form 10-K.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1) (2)
January 1, 2016 - January 31, 2016	—	$—	—	5,000,000
February 1, 2016 - February 28, 2016	—	$—	—	5,000,000
March 1, 2016 - March 31, 2016	—	$—	—	5,000,000
Total	—	$—	—	5,000,000

(1)	Ordinary shares or share equivalents.

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

10.1
Credit Agreement, dated as of March 23, 2016, by and among Endurance Specialty Holdings Ltd., various designated subsidiary borrowers, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2016.

10.2
Pledge and Security Agreement, dated as of March 23, 2016, by and among Endurance Specialty Holdings Ltd., various designated subsidiary borrowers, Deutsche Bank Trust Company Americas, as collateral agent, Deutsche Bank Trust Company Americas, as custodian and JPMorgan Chase Bank, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 28, 2016.

10.3
Account Control Agreement, dated as of March 23, 2016, by and among Endurance Specialty Holdings Ltd., various designated subsidiary borrowers, Deutsche Bank Trust Company Americas, as collateral agent, and Deutsche Bank Trust Company Americas, as custodian, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 28, 2016.

10.4
Independent Contractor Agreement, dated April 1, 2016, by and between Endurance Services Limited and Jerome Faure, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 5, 2016. **

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as at March 31, 2016 (unaudited) and December 31, 2015; (ii) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2016 and 2015; (iii) the Unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2016 and 2015; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.

**	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE SPECIALTY HOLDINGS LTD.

Date:	May 9, 2016	By:	/s/ John R. Charman
John R. Charman
Chief Executive Officer

Date:	May 9, 2016	By:	/s/ Michael J. McGuire
Michael J. McGuire
Chief Financial Officer (Principal Financial Officer)