Form 10-Q
period 2016-06-30
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2016-08-08
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the period ended June 30, 2016,
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Common Shares Outstanding as of August 4, 2016
Ordinary Shares - $1.00 par value	67,579,012

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

•	decreased demand for property and casualty insurance or reinsurance or increased competition due to an increase in capacity of property and casualty insurers and reinsurers;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the inability to renew business previously underwritten or acquired;

•	the inability to obtain or maintain financial strength or claims-paying ratings by one or more of our subsidiaries;

•	our ability to effectively integrate acquired operations and to continue to expand our business;

•	uncertainties in our reserving process, including the potential for adverse development of our loss reserves or failure of our loss limitation methods;

•	the ability of the counterparty institutions with which we conduct business to continue to meet their obligations to us;

•	the failure or delay of the Florida Hurricane Catastrophe Fund or private market participants in Florida to promptly pay claims, particularly following a large windstorm or of multiple smaller storms;

•	our continued ability to comply with applicable financial standards and restrictive covenants, the breach of which could trigger significant collateral or prepayment obligations;

•	Endurance Specialty Holdings Ltd. ("Endurance Holdings") or Endurance Specialty Insurance Ltd. ("Endurance Bermuda") becomes subject to income taxes in jurisdictions outside of Bermuda;

•	changes in tax regulations or laws applicable to us, our subsidiaries, brokers or customers;

•	state, federal and foreign regulations that impede our ability to charge adequate rates and efficiently allocate capital;

•	changes in insurance regulations in the U.S. or other jurisdictions in which we operate, including the implementation of Solvency II by the European Commission;

•	the impact of the United Kingdom's June 2016 referendum on European Union membership and the potential withdrawal of the United Kingdom from the European Union;

•	reduced acceptance of our existing or new products and services;

•	loss of business provided by any one of a few brokers on whom we depend for a large portion of our revenue, and our exposure to the credit risk of our brokers;

•	actions by our competitors, many of which are larger or have greater financial resources than we do;

•	assessments by states for high risk or otherwise uninsured individuals;

•	the impact of acts of terrorism and acts of war;

•	the effects of terrorist related insurance legislation and laws;

•	the inability to retain key personnel;

•	political stability of Bermuda or other countries in which we operate;

•	changes in the political environment of certain countries in which we operate or underwrite business;

•	changes in accounting regulation, policies or practices;

•	our investment performance;

•	the valuation of our invested assets and the determination of impairments of those assets, if any;

•	the breach of our investment guidelines or the inability of those guidelines to mitigate investment risk;

•	the need for additional capital in the future which may not be available or only available on unfavorable terms;

•	the ability to maintain the availability of our systems and safeguard the security of our data in the event of a disaster or other unanticipated event;

•	changes in general economic conditions and/or industry specific conditions, including inflation or deflation, foreign currency exchange rates, interest rates, and other factors;

•	risks relating to our acquisition of Montpelier Re Holdings Ltd., including risks that our future financial performance may differ from projections; and

•	risks that we may not be able to effectively manage our expanded operations.
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

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars, except share amounts)

	JUNE 30, 2016	DECEMBER 31, 2015
	(UNAUDITED)
ASSETS
Investments
Fixed maturity investments, trading at fair value (amortized cost: $2,108,611 and $1,611,079 at June 30, 2016 and December 31, 2015, respectively)	$2,126,600	$1,587,160
Fixed maturity investments, available for sale at fair value (amortized cost: $3,820,234 and $4,361,997 at June 30, 2016 and December 31, 2015, respectively)	3,892,479	4,359,019
Short-term investments, trading at fair value (amortized cost: $295,425 and $394,096 at June 30, 2016 and December 31, 2015, respectively)	295,442	394,111
Short-term investments, available for sale at fair value (amortized cost: $18,846 and $25,657 at June 30, 2016 and December 31, 2015, respectively)	18,849	25,685
Equity securities, trading at fair value (cost: $36,427 and $15,290 at June 30, 2016 and December 31, 2015, respectively)	36,332	15,229
Equity securities, available for sale at fair value (cost: $496,779 and $542,429 at June 30, 2016 and December 31, 2015, respectively)	506,010	513,585
Other investments	779,810	872,617
Total investments	7,655,522	7,767,406
Cash and cash equivalents	1,092,977	1,177,750
Premiums receivable, net	2,291,117	1,376,328
Insurance and reinsurance balances receivable	129,861	102,403
Deferred acquisition costs	363,406	255,501
Prepaid reinsurance premiums	885,892	498,574
Reinsurance recoverable on unpaid losses	1,105,617	907,944
Reinsurance recoverable on paid losses	348,219	288,026
Accrued investment income	30,299	30,213
Goodwill and intangible assets	511,649	553,960
Deferred tax asset	52,722	64,164
Net receivable on sales of investments	89,144	31,873
Other assets	275,242	187,383
Total assets	$14,831,667	$13,241,525
LIABILITIES
Reserve for losses and loss expenses	$4,727,997	$4,510,415
Reserve for unearned premiums	2,670,607	1,789,148
Deposit liabilities	12,573	13,674
Reinsurance balances payable	1,066,197	661,213
Debt	705,261	717,650
Net payable on purchases of investments	192,793	63,442
Deferred tax liability	15,817	17,315
Other liabilities	335,933	344,596
Total liabilities	9,727,178	8,117,453
Commitments and contingent liabilities
SHAREHOLDERS' EQUITY
Preferred shares, total liquidation preference $230,000 (2015 - $460,000)	9	9,209
Common shares, ordinary - 67,565,483 issued and outstanding (2015 - 66,797,991)	67,565	66,798
Additional paid-in capital	1,944,381	2,145,836
Accumulated other comprehensive income (loss)	19,949	(46,634)
Retained earnings	2,812,734	2,681,053
Total shareholders' equity available to Endurance Holdings	4,844,638	4,856,262
Non-controlling interests	259,851	267,810
Total shareholders' equity	5,104,489	5,124,072
Total liabilities and shareholders' equity	$14,831,667	$13,241,525
See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In thousands of United States dollars, except share and per share amounts)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2016	2015	2016	2015
Revenues
Gross premiums written	$1,136,930	$861,184	$2,748,607	$2,162,616
Ceded premiums written	(419,162)	(302,101)	(1,091,997)	(838,579)
Net premiums written	717,768	559,083	1,656,610	1,324,037
Change in unearned premiums	(118,160)	(100,948)	(503,811)	(476,043)
Net premiums earned	599,608	458,135	1,152,799	847,994
Net investment income	43,977	32,252	55,158	74,113
Net realized and unrealized gains	6,347	9,680	20,134	27,869
Net impairment losses recognized in earnings	(9,841)	(424)	(10,464)	(1,073)
Other underwriting income (loss)	930	1,389	(1,514)	3,795
Total revenues	641,021	501,032	1,216,113	952,698
Expenses
Net losses and loss expenses	376,112	239,122	619,440	411,058
Acquisition expenses	111,961	84,971	215,803	167,064
General and administrative expenses	55,079	54,965	127,304	109,855
Corporate expenses	11,830	12,634	23,601	24,902
Amortization of intangibles	20,943	1,579	42,317	3,178
Net foreign exchange (gains) losses	(32,751)	12,981	(44,480)	20,533
Interest expense	11,357	9,062	22,227	18,121
Total expenses	554,531	415,314	1,006,212	754,711
Income before income taxes	86,490	85,718	209,901	197,987
Income tax benefit (expense)	1,138	(1,512)	2,371	(5,302)
Net income	87,628	84,206	212,272	192,685
Net income attributable to non-controlling interests	(3,714)	—	(12,777)	—
Net income available to Endurance Holdings	83,914	84,206	199,495	192,685
Preferred dividends	(7,293)	(8,188)	(16,496)	(16,376)
Net income available to Endurance Holdings' common and participating common shareholders	$76,621	$76,018	$182,999	$176,309
Comprehensive income
Net income	$87,628	$84,206	$212,272	$192,685
Other comprehensive income (loss)
Net unrealized holding gains (losses) on investments arising during the period (net of other-than-temporary impairment losses recognized in other comprehensive income (loss), reclassification adjustment and applicable deferred income taxes of ($19,709) and $2,825 for the six months ended June 30, 2016 and 2015, respectively)	58,837	(66,979)	116,595	(42,490)
Foreign currency translation adjustments	(37,738)	26,163	(50,056)	2,705
Reclassification adjustment for net losses on derivative designated as cash flow hedge included in net income	22	22	44	44
Other comprehensive income (loss)	21,121	(40,794)	66,583	(39,741)
Comprehensive income	108,749	43,412	278,855	152,944
Comprehensive income attributable to non-controlling interests	(3,714)	—	(12,777)	—
Comprehensive income attributable to Endurance Holdings	$105,035	$43,412	$266,078	$152,944
Per share data
Basic earnings per common share	$1.14	$1.69	$2.72	$3.92
Diluted earnings per common share	$1.14	$1.68	$2.72	$3.91
Dividend per common share	$0.38	$0.35	$0.76	$0.70
See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY
(In thousands of United States dollars)

	SIX MONTHS ENDED JUNE 30,
	2016	2015
Preferred shares
Balance, beginning of period	$9,209	$17,200
Redemption of Series B, non-cumulative preferred shares	(9,200)	—
Balance, end of year	9	17,200
Common shares
Balance, beginning of period	66,798	44,765
Issuance of common shares, net of forfeitures	767	392
Balance, end of period	67,565	45,157
Additional paid-in capital
Balance, beginning of period	2,145,836	598,226
Issuance of common shares, net of forfeitures	9,411	569
Redemption of Series B, non-cumulative preferred shares	(219,741)	—
Settlement of equity awards	(10,818)	(6,092)
Stock-based compensation expense	19,693	17,882
Balance, end of period	1,944,381	610,585
Accumulated other comprehensive income
Cumulative foreign currency translation adjustments:
Balance, beginning of period	(32,318)	(7,628)
Foreign currency translation adjustments	(50,056)	2,705
Balance, end of period	(82,374)	(4,923)
Unrealized holding gains on investments, net of deferred taxes:
Balance, beginning of period	(12,638)	86,100
Net unrealized holding gains (losses) arising during the period, net of other-than-temporary impairment losses and reclassification adjustment	116,595	(42,490)
Balance, end of period	103,957	43,610
Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(1,678)	(1,766)
Net change from current period hedging transactions, net of reclassification adjustment	44	44
Balance, end of period	(1,634)	(1,722)
Total accumulated other comprehensive income	19,949	36,965
Retained earnings
Balance, beginning of period	2,681,053	2,448,285
Net income	212,272	192,685
Net income attributable to non-controlling interests	(12,777)	—
Dividends on preferred shares	(16,496)	(16,376)
Dividends on common shares	(51,318)	(31,595)
Balance, end of period	2,812,734	2,592,999
Total shareholders' equity available to Endurance Holdings	4,844,638	3,302,906
Non-controlling interests	259,851	—
Total shareholders' equity	$5,104,489	$3,302,906
See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States dollars)

	SIX MONTHS ENDED JUNE 30,
	2016	2015
Cash flows provided by operating activities
Net income	$212,272	$192,685
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	19,545	23,090
Amortization of other intangibles and depreciation	53,005	12,695
Net realized and unrealized gains	(20,134)	(27,869)
Net impairment losses recognized in earnings	10,464	1,073
Deferred taxes	(9,765)	5,041
Stock-based compensation expense	19,693	17,882
Equity in (losses) earnings of other investments	23,005	(15,958)
Change in:
Premiums receivable, net	(914,789)	(782,540)
Insurance and reinsurance balances receivable	(27,458)	14,052
Deferred acquisition costs	(107,905)	(89,200)
Prepaid reinsurance premiums	(387,318)	(314,024)
Reinsurance recoverable on unpaid losses	(197,673)	(114,677)
Reinsurance recoverable on paid losses	(60,193)	61,004
Accrued investment income	(86)	2,065
Other assets	(6,802)	3,700
Reserve for losses and loss expenses	217,582	(13,334)
Reserve for unearned premiums	881,459	792,414
Deposit liabilities	(1,101)	(1,760)
Reinsurance balances payable	404,984	256,746
Other liabilities	(74,268)	404
Net cash flows provided by operating activities	34,517	23,489
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of trading investments	1,278,954	—
Proceeds from sales and maturities of available for sale investments	2,538,205	2,796,678
Proceeds from the redemption of other investments	111,174	36,523
Purchases of trading investments	(1,657,682)	—
Purchases of available for sale investments	(1,977,827)	(2,833,981)
Purchases of other investments	(43,461)	(102,979)
Net settlements of other assets and other liabilities	(35,480)	31,881
Purchases of fixed assets	(5,741)	(15,048)
Net cash paid upon subsidiary acquisition	(6)	(68)
Net cash flows provided by (used in) investing activities	208,136	(86,994)
Cash flows used in financing activities
Issuance of common shares	8,934	817
Redemption of Series B, non-cumulative preferred shares	(230,000)	—
Net distributions to non-controlling interests	(18,980)	—
Settlement of equity awards	(10,818)	(6,092)
Offering and registration costs paid	(318)	—
Proceeds from issuance of debt	537	728
Repayments of debt	(13,407)	(435)
Dividends on preferred shares	(16,496)	(16,376)
Dividends on common shares	(51,261)	(31,543)
Net cash flows used in financing activities	(331,809)	(52,901)
Effect of exchange rate changes on cash and cash equivalents	4,383	(6,424)
Net decrease in cash and cash equivalents	(84,773)	(122,830)
Cash and cash equivalents, beginning of period	1,177,750	745,472
Cash and cash equivalents, end of period	$1,092,977	$622,642
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
In addition, as part of its collateralized reinsurance and third party asset management operations, Endurance Holdings and Endurance Specialty Insurance Ltd. ("Endurance Bermuda") together own 33.3% of Blue Capital Reinsurance Holdings Ltd. ("BCRH"), and Endurance Bermuda owns 25.2% of Blue Capital Global Reinsurance Fund Limited ("BCGR").
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

2.	Summary of significant accounting policies
The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The consolidated financial statements include the accounts of Endurance Holdings, its wholly-owned subsidiaries, and BCRH and the BCGR Cell. All intercompany transactions and balances have been eliminated in consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, to record the fair value of investments and to record reserves for losses and loss expenses and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.
The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015 contained in Endurance Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the "2015 Form 10-K").
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
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13 will change how companies measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The standard will replace today's "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. ASU 2016-13 is effective for public business entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. The Company is currently evaluating the impact of this guidance on its Unaudited Condensed Consolidated Financial Statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments
Net Investment Income
The components of net investment income for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fixed income investments	$38,904	$29,689	$77,304	$59,941
Equity investments	3,001	1,771	6,848	3,452
Other investments	5,252	3,570	(23,005)	15,958
Cash and cash equivalents	604	679	1,651	1,593
	47,761	35,709	$62,798	$80,944
Investment expenses	(3,784)	(3,457)	(7,640)	(6,831)
Net investment income	$43,977	$32,252	$55,158	$74,113
Contractual maturities of the Company's fixed maturity and short-term investments are shown below as of June 30, 2016 and December 31, 2015. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$540,959	$541,461	$622,070	$622,248
Due after one year through five years	1,907,495	1,936,574	2,005,456	1,995,502
Due after five years through ten years	727,906	747,343	683,147	676,932
Due after ten years	44,651	47,923	33,168	34,651
Residential mortgage-backed securities	1,343,837	1,376,822	1,301,083	1,311,373
Commercial mortgage-backed securities	789,314	800,960	817,570	812,886
Collateralized loan and debt obligations	405,438	397,042	419,795	405,128
Asset-backed securities	483,516	485,245	510,540	507,255
Total	$6,243,116	$6,333,370	$6,392,829	$6,365,975

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.
The following table summarizes the fair value of the fixed maturity investments, short-term investments and equity securities classified as trading at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Fixed maturity investments
U.S. government and agencies securities	$379,470	$319,674
U.S. state and municipal securities	5,233	5,559
Foreign government securities	105,014	49,861
Government guaranteed corporate securities	35,410	38,201
Corporate securities	817,194	532,192
Residential mortgage-backed securities	329,982	258,574
Commercial mortgage-backed securities	171,128	127,124
Collateralized loan and debt obligations(1)	91,024	103,219
Asset-backed securities	192,145	152,756
Total fixed maturity investments	2,126,600	1,587,160
Short-term investments	295,442	394,111
Total fixed income investments	$2,422,042	$1,981,271
Equity securities
Equity investments	$42	$48
Preferred equity investments	5,715	553
Short-term fixed income fund	30,575	14,628
Total equity securities	$36,332	$15,229

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $17.0 million and $38.5 million at June 30, 2016 and December 31, 2015, respectively.
In addition to the Company's fixed maturity, short-term and equity securities, the Company invests in alternative funds and specialty funds. The Company's alternative funds and specialty funds are recorded on the Company's balance sheet as "other investments." At June 30, 2016 and December 31, 2015, the Company had invested, net of capital returned, a total of $687.6 million and $737.1 million, respectively, in other investments. At June 30, 2016 and December 31, 2015, the carrying value of other investments was $779.8 million and $872.6 million, respectively.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.
The following table summarizes the composition, unfunded commitments and redemption restrictions of other investments as of June 30, 2016 and December 31, 2015:

June 30, 2016	Market Value	Unfunded Commitments	Ineligible for Redemption over next 12 months
Alternative funds
Hedge funds	$600,016	$—	$43,304
Private investment funds	78,168	98,450	78,168
Other investment funds	29,256	—	29,282
Total alternative funds	707,440	98,450	150,754
Specialty funds
High yield loan funds	72,370	—	—
Total specialty funds	72,370	—	—
Total other investments	$779,810	$98,450	$150,754

December 31, 2015	Market Value	Unfunded Commitments	Ineligible for Redemption in 2016
Alternative funds
Hedge funds	$704,966	$—	$57,876
Private investment funds	80,690	102,070	80,690
Other investment funds	23,465	—	24,958
Total alternative funds	809,121	102,070	163,524
Specialty funds
High yield loan funds	63,496	30,000	—
Total specialty funds	63,496	30,000	—
Total other investments	$872,617	$132,070	$163,524
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
Other investment funds – Other investment funds includes funds on deposit with Lloyd's of London ("Lloyd's"), which are restricted, and the Company's investment in BCGR, which represents the net asset or liability of the Company's investment in BCGR that has not been deployed into the BCGR cell.
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
Net Realized and Unrealized Gains
Realized gains and losses are recognized in earnings using the first in, first out method. The analysis of gross realized gains and losses, net unrealized gains on trading securities, and the change in the fair value of investment-related derivative financial instruments for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross realized gains on investment sales	$14,848	$14,647	$24,704	$37,313
Gross realized losses on investment sales	(35,977)	(5,058)	(47,172)	(9,954)
Net unrealized gains on trading securities	27,280	—	42,076	—
Change in fair value of investment-related derivative financial instruments(1)	196	91	526	510
Net realized and unrealized gains	$6,347	$9,680	$20,134	$27,869

(1)	For additional information on the Company's derivative financial instruments, see Note 7, Derivatives.
Unrealized Gains and Losses
The Company classifies some of its investments in fixed maturity investments, short-term investments and equity securities as available for sale. The amortized cost, fair value and related gross unrealized gains and losses on the Company's securities classified as available for sale at June 30, 2016 and December 31, 2015 are as follows:

June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity investments
U.S. government and agencies securities	$342,507	$10,889	$(13)	$353,383
U.S. state and municipal securities	21,744	492	(84)	22,152
Foreign government securities	86,698	2,221	—	88,919
Government guaranteed corporate securities	11,682	365	—	12,047
Corporate securities	1,115,782	25,033	(627)	1,140,188
Residential mortgage-backed securities	1,018,452	29,280	(892)	1,046,840
Commercial mortgage-backed securities	621,501	12,568	(4,237)	629,832
Collateralized loan and debt obligations(1)	309,571	754	(4,307)	306,018
Asset-backed securities	292,297	1,892	(1,089)	293,100
Total fixed maturity investments	3,820,234	83,494	(11,249)	3,892,479
Short-term investments	18,846	3	—	18,849
Total fixed income investments	$3,839,080	$83,497	$(11,249)	$3,911,328
Equity securities
Equity investments	$358,911	$10,842	$(5,024)	$364,729
Emerging market debt funds	83,668	2,499	—	86,167
Convertible funds	46,331	—	(330)	46,001
Preferred equity investments	7,741	1,542	(300)	8,983
Short-term fixed income fund	128	2	—	130
Total equity securities	$496,779	$14,885	$(5,654)	$506,010

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $4.3 million.

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
The following tables summarize, for all available for sale securities in an unrealized loss position at June 30, 2016 and December 31, 2015, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 months		12 months or greater		Total
June 30, 2016	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value
Fixed maturity investments
U.S. government and agencies securities	$(13)	$7,576	$—	$—	$(13)	$7,576
U.S. state and municipal securities	(23)	2,084	(61)	2,278	(84)	4,362
Corporate securities	(188)	39,413	(439)	43,111	(627)	82,524
Residential mortgage-backed securities	(349)	102,437	(543)	69,509	(892)	171,946
Commercial mortgage-backed securities	(2,368)	169,839	(1,869)	70,310	(4,237)	240,149
Collateralized loan and debt obligations	(3,138)	179,797	(1,169)	79,801	(4,307)	259,598
Asset-backed securities	(744)	79,760	(345)	21,254	(1,089)	101,014
Total fixed income investments	$(6,823)	$580,906	$(4,426)	$286,263	$(11,249)	$867,169
Equity securities
Equity investments	$(5,022)	$83,431	$(2)	$3	$(5,024)	$83,434
Convertible funds	(330)	46,001	—	—	(330)	46,001
Preferred equity investments	(244)	3,563	(56)	745	(300)	4,308
Total equity securities	$(5,596)	$132,995	$(58)	$748	$(5,654)	$133,743

(1)	Gross unrealized losses include unrealized losses on non-OTTI and non-credit OTTI securities recognized in accumulated other comprehensive income at June 30, 2016.

As of June 30, 2016, 598 available for sale securities were in an unrealized loss position aggregating $16.9 million. Of those, 223 securities with aggregated unrealized losses of $4.5 million had been in a continuous unrealized loss position for twelve months or greater.

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
The decrease in gross unrealized losses on the Company's available for sale fixed income investments at June 30, 2016 compared to December 31, 2015 was primarily due to a decrease in interest rates during the six months ended June 30, 2016. At June 30, 2016, the Company did not have the intent to sell any of the remaining fixed income investments in an unrealized loss position and determined that it was unlikely that the Company would be required to sell those securities in an unrealized loss position. At June 30, 2016, the Company impaired certain equity securities that were in an unrealized loss position for more than twelve consecutive months and therefore recognized in earnings total other-than-temporary impairments of $9.8 million and $10.5 million for the three and six months ended June 30, 2016.
Other Investments
The Company is involved in the normal course of business with variable interest entities ("VIEs") as a passive investor in residential and commercial mortgage-backed securities and through its interests in various other investments that are structured as limited partnerships considered to be third party VIEs. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE's capital structure, contractual terms, nature of the VIE's operations and purpose and the Company's relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company reassesses its VIE determination with respect to an entity on an ongoing basis. The Company determined that it was not the primary beneficiary for any of these investments as of June 30, 2016. The Company believes its exposure to loss with respect to these investments is generally limited to the investment carrying amounts reported in the Company's Condensed Consolidated Balance Sheets and any unfunded investment commitments.
Collateralized Reinsurance Entities
As of June 30, 2016, Endurance Holdings and Endurance Bermuda together owned 33.3% of BCRH's common shares. BCRH is considered a VIE under U.S. GAAP due to service agreements for investment management, underwriting and insurance management and administrative services between BCRH and BCML, and the economic penalty to terminate the service agreements by BCRH. The Company has determined that it is BCRH's primary beneficiary due to its ability to direct the activities of BCRH through BCML along with its economic interest in BCRH. As a result, the Company fully consolidates the assets, liabilities and operations of BCRH and its subsidiaries within its Unaudited Condensed Consolidated Financial Statements. The interests in BCRH and its subsidiaries that the Company fully consolidates that are attributable to third-party investors are reported within the Company's Unaudited Condensed Consolidated Financial Statements as non-controlling interests. BCRH's shareholder rights do not include redemption features within the control of the third party shareholders. The Company reassesses its VIE determination with respect to BCRH on an ongoing basis.
As of June 30, 2016, Endurance Bermuda owned 25.2% of BCGR's ordinary shares. BCGR is considered a "voting interest entity" under U.S. GAAP and, because the Company owns less than 50% of its outstanding ordinary shares, the Company does not consolidate BCGR's assets, liabilities or operations within its Unaudited Condensed Consolidated Financial Statements.  However, the BCGR Cell and Blue Water Re Ltd. ("Blue Water Re"), the Company's wholly-owned Bermuda-based special purpose insurance vehicle, are considered VIEs under U.S. GAAP due to service agreements for investment management, underwriting and insurance management and administrative services between Blue Water Re and BCML. The Company has determined that it is the primary beneficiary of these entities due to its ability to direct the activities of Blue Water Re and the BCGR Cell along with its economic interest in these entities. Therefore, as funds held in BCGR are invested in the BCGR Cell, and ultimately into Blue Water Re, they are included in the Company's Unaudited Condensed Consolidated Financial Statements. Conversely, as funds previously invested by BCGR and the BCGR Cell into Blue Water Re are returned to BCGR, they are no longer included in the Company's Unaudited Condensed Consolidated Financial Statements. The interests in the BCGR Cell and Blue Water Re that the Company fully consolidates that are attributable to third-party investors are reported within the Company's Unaudited Condensed Consolidated Financial Statements as non-controlling interests. BCGR's shareholder rights do not include redemption features within the control of the third party shareholders. The Company reassesses its VIE determinations with respect to the BCGR Cell and Blue Water Re on an ongoing basis.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.
The following table summarizes the movements in the non-redeemable non-controlling interests balance during the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Non-controlling interests, beginning of period	$258,259	$267,810
Income attributable to third-party investments in the BCGR Cell	2,409	8,150
Income attributable to third-party investments in BCRH	1,305	4,627
Net income attributable to non-controlling interests	3,714	12,777
Net preferred share redemptions attributable to third-party investments in the BCGR Cell(1)	(384)	(10,007)
Net investments attributable to third-parties in BCRH	17	33
Net change in third-party investments in non-controlling interests	(367)	(9,974)
Dividends declared by BCRH attributable to non-controlling interests	(1,755)	(10,762)
Non-controlling interests at June 30, 2016	$259,851	$259,851
(1) The redemption from the BCGR Cell during the six months ended June 30, 2016 was required to fund expenses, repay debt and fund dividends by BCGR.

4.	Fair value measurement
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

•
Corporate fixed maturity securities – These securities are generally priced by pricing services or index providers. The pricing services or index providers typically use discounted cash flow models that incorporate benchmark curves for treasury, swap and high issuance credits. Credit spreads are developed from current market observations for like or similar securities. The Company generally classifies the fair values of its corporate securities in Level 2. The Company uses models that include unobservable inputs to price its corporate bank loan portfolio. As such, the fair values of the corporate bank loans are generally classified in Level 3.

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

•
Other assets and liabilities – A portion of other assets and liabilities are composed of a variety of derivative instruments used to enhance the efficiency of the investment portfolio and economically hedge certain risks. These instruments are generally priced by pricing services, broker/dealers and/or recent trading activity. The market value approach valuation technique is used to estimate the fair value for these derivatives based on significant observable market inputs. Certain derivative instruments are priced by pricing services based on quoted market prices in active markets. These derivative instruments are generally classified in Level 1. Other derivative instruments are priced using industry valuation models and are considered Level 2, as the inputs to the valuation model are based on observable market inputs. Also included in this line item are proprietary, non-exchange traded derivative-based risk management products primarily used to address weather and energy risks. The trading market for these weather and energy derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena. In instances where market prices are not available, the Company uses industry or internally developed valuation techniques such as spread option, Black Scholes, quanto and simulation modeling to determine fair value and classifies these in Level 3. These models may reference prices for similar instruments.

•
Debt – Outstanding debt consists of the Company's 7.0% Senior Notes due July 15, 2034, the 4.7% Senior Notes due October 15, 2022 (together, the "Senior Notes") and the Trust Preferred Securities. The fair values of the Senior Notes were obtained from a third party pricing service and pricing was based on the spread above the risk-free yield curve. The fair values of the Trust Preferred Securities were based on the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of the Senior Notes and the Trust Preferred Securities are classified in Level 2.

The carrying values of cash and cash equivalents, accrued investment income, other investments, net receivable on sales of investments, net payable on purchases of investments, the amount outstanding under the BCRH Credit Agreement (as defined in Note 10) and other financial instruments not described above approximated their fair values at June 30, 2016 and December 31, 2015.
Transfers between levels are assumed to occur at the end of each period.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont'd.
The following table sets forth the Company's fixed maturity investments, equity securities, short-term investments, other assets and liabilities and debt categorized by the level within the hierarchy in which the fair value measurements fall at June 30, 2016:

	Fair Value Measurements at June 30, 2016
	Total at June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed maturity investments
U.S. government and agencies securities	$732,853	$12,492	$720,361	$—
U.S. state and municipal securities	27,385	—	27,385	—
Foreign government securities	193,933	—	193,933	—
Government guaranteed corporate securities	47,457	—	47,457	—
Corporate securities	1,957,382	—	1,850,126	107,256
Residential mortgage-backed securities	1,376,822	—	1,376,822	—
Commercial mortgage-backed securities	800,960	—	799,249	1,711
Collateralized loan and debt obligations	397,042	—	396,984	58
Asset-backed securities	485,245	—	485,245	—
Total fixed maturity investments	6,019,079	12,492	5,897,562	109,025
Equity securities
Equity investments	364,771	181,386	183,385	—
Emerging market debt funds	86,167	—	86,167	—
Convertible funds	46,001	—	46,001	—
Preferred equity investments	14,698	—	14,698	—
Short-term fixed income fund	30,705	30,705	—	—
Total equity securities	542,342	212,091	330,251	—
Short-term investments	314,291	—	314,291	—
Other assets (see Note 7)	148,370	930	113,083	34,357
Total assets	$7,024,082	$225,513	$6,655,187	$143,382
Liabilities
Other liabilities (see Note 7)	$76,594	$1,550	$53,495	$21,549
Debt	769,554	—	769,554	—
Total liabilities	$846,148	$1,550	$823,049	$21,549
During the three months ended June 30, 2016, $12.8 million of primarily corporate securities were transferred into Level 3 as no observable inputs were available. $0.5 million of collateralized loan and debt obligations were transferred out of Level 3 to Level 2 during the period.
During the three months ended June 30, 2015, $0.2 million of asset-backed securities were transferred into Level 3 as no observable inputs were available, and $4.9 million of primarily asset-backed securities were transferred out of Level 3 to Level 2 during the period as market activity for these securities increased and observable inputs became available.
During the six months ended June 30, 2016, $16.5 million of primarily corporate securities were transferred into Level 3 as no observable inputs were available. $5.5 million of primarily corporate securities were transferred out of Level 3 to Level 2 during the period.

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
Level 3 assets represented 2.0% and 2.2% of the Company's total available for sale and trading investments and derivative instruments at June 30, 2016 and December 31, 2015, respectively. Level 3 securities are primarily comprised of corporate securities, commercial mortgage-backed securities, collateralized loan and debt obligations, and weather derivatives. There were no material changes in the Company's valuation techniques for the six months ended June 30, 2016.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont'd.
Other assets and other liabilities measured at fair value at June 30, 2016 include assets of $35.3 million (December 31, 2015 - $41.5 million) and liabilities of $23.1 million (December 31, 2015 - $42.0 million) related to proprietary, non-exchange traded derivative-based risk management products used in the Company's weather risk management business, and hedging and trading activities related to these risks. In instances where market prices are not available, the Company may use industry or internally developed valuation techniques such as historical analysis and simulation modeling to determine fair value and are considered Level 3.
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
Below is a summary of quantitative information regarding the significant unobservable inputs used in determining the fair value of the net weather and energy related derivative assets and liabilities classified in Level 3 that are measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015:

June 30, 2016
	Fair Value (Level 3)	Valuation Techniques	Unobservable Inputs	Range
				Low	High
(Fair value in U.S. dollars in thousands)
Net weather and energy related derivative assets	$12,808	Historical Analysis and Simulation	Correlation	0	1
			Temperature	-15F	115F
			Composite weather variable	-25 deg.	45 deg.
			Rainfall	0"	2"
			Windspeed	0.01 m/s	25 m/s
			Wave height	0 m	25 m
			Commodity curve	$(1,000)	$14,200

December 31, 2015
	Fair Value (Level 3)	Valuation Techniques	Unobservable Inputs	Range
				Low	High
(Fair value in U.S. dollars in thousands)
Net weather and energy related derivative liabilities	$526	Historical Analysis and Simulation	Correlation	0	1
			Temperature	-15F	115F
			Composite weather variable	-25 deg.	45 deg.
			Rainfall	0"	2"
			Windspeed	0.01 m/s	25 m/s
			Snowfall	0"	18"
			Cyclone (category)	0	5
			Commodity curve	$—	$13,000

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont'd.
The following tables present a reconciliation of the beginning and ending balances for all assets and liabilities measured at fair value on a recurring basis using Level 3 inputs during the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016
	Fixed maturity investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$108,801	$29,971	$138,772	$(30,419)
Total realized and unrealized gains included in earnings	1,133	—	1,133	—
Total realized and unrealized losses included in earnings	(300)	—	(300)	—
Total income included in other underwriting income (loss)	—	(226)	(226)	5,492
Total loss included in other underwriting income (loss)	—	(3,864)	(3,864)	804
Change in unrealized gains included in other comprehensive income (loss)	94	—	94	—
Change in unrealized losses included in other comprehensive income (loss)	(260)	—	(260)	—
Purchases	1,003	—	1,003	—
Issues	—	10,894	10,894	(14,652)
Sales	(13,800)	—	(13,800)	—
Settlements	—	(2,418)	(2,418)	17,226
Transfers into Level 3	12,836	—	12,836	—
Transfers out of Level 3	(482)	—	(482)	—
Level 3, end of period	$109,025	$34,357	$143,382	$(21,549)

	Three Months Ended June 30, 2015
	Fixed maturity investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$9,500	$15,223	$24,723	$(17,385)
Total realized and unrealized losses included in earnings	(2)	—	(2)	—
Total income included in other underwriting income (loss)	—	3,499	3,499	7,806
Total loss included in other underwriting income (loss)	—	(4,152)	(4,152)	(3,691)
Change in unrealized gains included in other comprehensive income (loss)	18	—	18	—
Change in unrealized losses included in other comprehensive income (loss)	(64)	—	(64)	—
Issues	—	9,121	9,121	(12,324)
Sales	(96)	—	(96)	—
Settlements	—	—	—	3,410
Transfers into Level 3	237	—	237	—
Transfers out of Level 3	(4,886)	—	(4,886)	—
Level 3, end of period	$4,707	$23,691	$28,398	$(22,184)

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont'd.
The following tables present a reconciliation of the beginning and ending balances for all assets and liabilities measured at fair value on a recurring basis using Level 3 inputs during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016
	Fixed maturity investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$112,453	$41,503	$153,956	$(42,029)
Total realized and unrealized gains included in earnings	2,316	—	2,316	—
Total realized and unrealized losses included in earnings	(2,347)	—	(2,347)	—
Total income included in other underwriting income (loss)	—	3,548	3,548	11,119
Total loss included in other underwriting income (loss)	—	(7,782)	(7,782)	(5,356)
Change in unrealized gains included in other comprehensive income (loss)	324	—	324	—
Change in unrealized losses included in other comprehensive income (loss)	(75)	—	(75)	—
Purchases	1,674	—	1,674	—
Issues	—	13,586	13,586	(18,745)
Sales	(16,269)	—	(16,269)	—
Settlements	—	(16,498)	(16,498)	33,462
Transfers in to Level 3	16,465	—	16,465	—
Transfers out of Level 3	(5,516)	—	(5,516)	—
Level 3, end of period	$109,025	$34,357	$143,382	$(21,549)

	Six Months Ended June 30, 2015
	Fixed maturity investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$12,290	$25,615	$37,905	$(35,366)
Total realized and unrealized gains included in earnings	113	—	113	—
Total realized and unrealized losses included in earnings	(11)	—	(11)	—
Total income included in other underwriting income (loss)	—	5,595	5,595	20,865
Total loss included in other underwriting income (loss)	—	(12,994)	(12,994)	(7,220)
Change in unrealized gains included in other comprehensive income (loss)	24	—	24	—
Change in unrealized losses included in other comprehensive income (loss)	(193)	—	(193)	—
Purchases	—	—	—	—
Issues	—	12,333	12,333	(18,748)
Sales	(310)	—	(310)	—
Settlements	—	(6,858)	(6,858)	18,285
Transfers in to Level 3	1,970	—	1,970	—
Transfers out of Level 3	(9,176)	—	(9,176)	—
Level 3, end of period	$4,707	$23,691	$28,398	$(22,184)

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
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income available to common and participating common shareholders	$76,621	$76,018	$182,999	$176,309
Less amount allocated to participating common shareholders(1)	(1,634)	(2,273)	(4,008)	(5,237)
Net income allocated to common shareholders	$74,987	$73,745	$178,991	$171,072
Denominator:
Weighted average shares - basic	65,965,153	43,736,541	65,786,270	43,640,052
Share equivalents:
Options	61,739	150,384	61,267	148,204
Restricted shares	30,319	9,796	27,734	4,370
Weighted average shares - diluted	66,057,211	43,896,721	65,875,271	43,792,626

Basic earnings per common share	$1.14	$1.69	$2.72	$3.92
Diluted earnings per common share	$1.14	$1.68	$2.72	$3.91

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

5.     Earnings per share, cont'd.
Endurance Holdings declared a dividend of $0.395830 per Series B preferred share and $396.8750 per Series C preferred share on May 19, 2016 (2015 - Series A: $0.484375, Series B: $0.468750, Series C - Nil). The Series C preferred share dividend was paid on June 15, 2016 to shareholders of record on June 1, 2016. Endurance Holdings also declared a dividend of $0.38 per common share on May 19, 2016 (2015 - $0.35). The dividend was paid on June 30, 2016 to shareholders of record on June 15, 2016.
On June 1, 2016, Endurance Holdings redeemed all 9,200,000 of its Series B preferred shares. The Series B preferred shares were redeemed at a redemption price of $25.00 per share together with a dividend of $0.395830 per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Dividends declared per Series A preferred share	$—	$0.484375	$—	$0.968750
Dividends declared per Series B preferred share	$0.395830	$0.468750	$0.864580	$0.937500
Dividends declared per Series C preferred share	$396.8750	$—	$886.3542	$—
Dividends declared per common share	$0.38	$0.35	$0.76	$0.70

6.	Accumulated other comprehensive income
The following tables present the changes in accumulated other comprehensive income balances by component for the three months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30, 2016
	Losses on cash flow hedges	Unrealized gains (losses) on available for sale securities	Foreign currency translation adjustments	Total
Beginning balance	$(1,656)	$45,120	$(44,636)	$(1,172)
Other comprehensive income (loss) before reclassifications	—	36,429	(37,738)	(1,309)
Amounts reclassified from accumulated other comprehensive income(1)	22	22,408	—	22,430
Net current period other comprehensive income (loss)	22	58,837	(37,738)	21,121
Ending balance	$(1,634)	$103,957	$(82,374)	$19,949
(1)All amounts are net of tax.

	For the Three Months Ended June 30, 2015
	Losses on cash flow hedges	Unrealized gains (losses) on available for sale securities	Foreign currency translation adjustments	Total
Beginning balance	$(1,744)	110,589	$(31,086)	$77,759
Other comprehensive income (loss) before reclassifications	—	(57,671)	26,163	(31,508)
Amounts reclassified from accumulated other comprehensive income(1)	22	(9,308)	—	(9,286)
Net current period other comprehensive income (loss)	22	(66,979)	26,163	(40,794)
Ending balance	$(1,722)	$43,610	$(4,923)	$36,965
(1)All amounts are net of tax.

6.	Accumulated other comprehensive income, cont'd.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

The following tables present the changes in accumulated other comprehensive income balances by component for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30, 2016
	Losses on cash flow hedges	Unrealized gains (losses) on available for sale securities	Foreign currency translation adjustments	Total
Beginning balance	$(1,678)	$(12,638)	$(32,318)	$(46,634)
Other comprehensive income (loss) before reclassifications	—	91,923	(50,056)	41,867
Amounts reclassified from accumulated other comprehensive income(1)	44	24,672	—	24,716
Net current period other comprehensive income (loss)	44	116,595	(50,056)	66,583
Ending balance	$(1,634)	$103,957	$(82,374)	$19,949
(1)All amounts are net of tax.

	For the Six Months Ended June 30, 2015
	Losses on cash flow hedges	Unrealized gains (losses) on available for sale securities	Foreign currency translation adjustments	Total
Beginning balance	$(1,766)	$86,100	$(7,628)	$76,706
Other comprehensive income (loss) before reclassifications	—	(16,937)	2,705	(14,232)
Amounts reclassified from accumulated other comprehensive income(1)	44	(25,553)	—	(25,509)
Net current period other comprehensive income (loss)	44	(42,490)	2,705	(39,741)
Ending balance	$(1,722)	$43,610	$(4,923)	$36,965
(1)All amounts are net of tax.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.	Accumulated other comprehensive income, cont'd.
The following tables present the significant items reclassified out of accumulated other comprehensive income during the three months ended June 30, 2016 and 2015:

Three Months Ended June 30, 2016
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
Losses on cash flow hedges - Debt	$22	Interest expense
	22	Total before income taxes
	—	Income tax expense
	$22	Total net of income taxes

Unrealized losses on available for sale securities	$12,219	Net realized and unrealized gains
	9,841	Net impairment losses recognized in earnings
	22,060	Total before income taxes
	348	Income tax expense
	$22,408	Total net of income taxes

Three Months Ended June 30, 2015
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
Losses on cash flow hedges - Debt	$22	Interest expense
	22	Total before income taxes
	—	Income tax expense
	$22	Total net of income taxes

Unrealized gains on available for sale securities	$(9,589)	Net realized and unrealized gains
	424	Net impairment losses recognized in earnings
	(9,165)	Total before income taxes
	(143)	Income tax benefit
	$(9,308)	Total net of income taxes

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.	Accumulated other comprehensive income, cont'd.
The following tables present the significant items reclassified out of accumulated other comprehensive income during the six months ended June 30, 2016 and 2015:

Six Months Ended June 30, 2016
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Income and Comprehensive Income
Losses on cash flow hedges - Debt	$44	Interest expense
	44	Total before income taxes
	—	Income tax expense
	$44	Total net of income taxes

Unrealized losses on available for sale securities	$14,096	Net realized and unrealized gains
	10,464	Net impairment losses recognized in earnings
	24,560	Total before income taxes
	112	Income tax expense
	$24,672	Total net of income taxes

Six Months Ended June 30, 2015
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Income and Comprehensive Income
Losses on cash flow hedges - Debt	$44	Interest expense
	44	Total before income taxes
	—	Income tax expense
	$44	Total net of income taxes

Unrealized gains on available for sale securities	$(27,359)	Net realized and unrealized gains
	1,073	Net impairment losses recognized in earnings
	(26,286)	Total before income taxes
	733	Income tax expense
	$(25,553)	Total net of income taxes

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
The Company's derivative instruments are recorded in the Condensed Consolidated Balance Sheets at fair value, with changes in fair value and gains and losses recognized in net realized and unrealized gains, net foreign exchange (gains) losses and other underwriting income (loss) in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income.
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

7.	Derivatives, cont'd.
The fair values and the related notional values of derivatives at June 30, 2016 and December 31, 2015 are shown below.

	June 30, 2016		December 31, 2015
	Fair Value	Notional Principal Amount	Fair Value	Notional Principal Amount
Derivatives recorded in other assets
Foreign exchange forward contracts	$643	$32,735	$425	$38,818
Credit default swaps	135	4,999	36	4,225
Interest rate swaptions	—	125,500	—	—
ILWs	3,906	20,000	—	—
TBAs	108,399	103,300	26,924	25,700
Energy and weather contracts	35,287	92,211	41,507	70,388
Total recorded in other assets	$148,370		$68,892
Derivatives recorded in other liabilities
Foreign exchange forward contracts	$770	$31,116	$372	$30,400
Credit default swaps	174	5,166	276	7,800
Interest rate swaps	70	42,000	7	42,000
Interest rate futures	—	—	8	54,488
ILWs	1,346	14,209	259	19,500
LIBOR swap	345	100,000	233	100,000
TBAs	47,431	45,200	—	—
Loss development cover	3,359	23,807	2,904	22,322
Energy and weather contracts	23,099	144,186	42,029	148,325
Total recorded in other liabilities	$76,594		$46,088
Net derivative asset	$71,776		$22,804
At June 30, 2016, the Company's derivative assets of $148.4 million (December 31, 2015 - $68.9 million) and liabilities of $76.6 million (December 31, 2015 - $46.1 million) are subject to master netting agreements, which provide for the ability to settle the derivative asset and liability with each counterparty on a net basis. Interest rate futures are not subject to master netting agreements. At June 30, 2016 and December 31, 2015, the Company's derivative instruments were recorded on a gross basis in the Condensed Consolidated Balance Sheets.
At June 30, 2016, the Company held no reverse repurchase agreements. At December 31, 2015, the Company held $30.0 million reverse repurchase agreements. These agreements were fully collateralized, were generally outstanding for a short period of time and were presented as part of cash and cash equivalents in the Condensed Consolidated Balance Sheets. The required collateral for these agreements was either cash or U.S. treasury securities at a minimum rate of 102% of the principal amount. Upon maturity, the Company received the principal and interest income.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

7.	Derivatives, cont'd.
The gains and losses on the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for derivatives for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total gains (losses) included in net foreign exchange (gains) losses from foreign exchange forward contracts	$37	$(343)	$(501)	$1,126

Interest rate futures	55	(27)	(227)	95
Credit default swaps	(112)	9	(82)	9
Interest rate swaps	3	320	(48)	(235)
Interest rate swaptions	(14)	—	(27)	28
ILWs	(244)	—	60	—
LIBOR swap	32	—	(112)	—
TBAs	476	(211)	962	613
Total gains included in net realized and unrealized gains	196	91	526	510

Energy and weather contracts	2,037	3,258	1,322	6,042
Loss development cover	(619)	—	(1,486)	—
Total gains (losses) included in other underwriting income (loss)	1,418	3,258	(164)	6,042

Total gains (losses) from derivatives	$1,651	$3,006	$(139)	$7,678

8.	Stock-based employee compensation and other stock plans
The Company has a stock-based employee compensation plan, which provides the Company with the ability to grant options to purchase the Company's ordinary shares, share appreciation rights, restricted shares, restricted share units, share bonuses and other equity incentive awards to key employees.
No options were granted or expired during the quarters and six months ended June 30, 2016 and 2015. During the quarter and six months ended June 30, 2016, 160,000 (2015 - nil) options were exercised. During the quarter and six months ended June 30, 2016, 160,000 (2015 - 160,000) options vested. The total intrinsic value of options exercised during the quarter and six months ended June 30, 2016 was $3.2 million. The Company received proceeds of $7.7 million from the exercise of options during the quarter and six months ended June 30, 2016. The Company issued new ordinary shares in connection with the exercise of the above options. For the quarter ended June 30, 2016, compensation costs recognized in earnings for all options totaled $0.2 million (2015 - $0.5 million). For the six months ended June 30, 2016, compensation costs recognized in earnings for all options totaled $0.5 million (2015 - $1.0 million). At June 30, 2016, compensation costs not yet recognized related to unvested stock options was $0.5 million (2015 - $1.6 million).
During the quarter ended June 30, 2016, the Company granted an aggregate of 53,795 (2015 – 31,690) restricted shares and restricted share units. The restricted shares and restricted share units granted had weighted average grant date fair values of $3.5 million (2015 - $2.0 million). During the quarter ended June 30, 2016, the aggregate fair value of restricted shares and restricted share units that vested was $8.2 million (2015 - $7.8 million). For the quarter ended June 30, 2016, compensation costs recognized in earnings for all restricted shares and restricted share units were $9.4 million (2015 - $7.6 million). At June 30, 2016, compensation costs not yet recognized related to unvested restricted shares and restricted share units was $41.2 million (2015 - $34.0 million).

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

8.	Stock-based employee compensation and other stock plans, cont'd.
During the six months ended June 30, 2016, the Company granted an aggregate of 613,967 (2015 – 504,352) restricted shares and restricted share units. The restricted shares and restricted share units granted had weighted average grant date fair values of $36.9 million (2015 - $30.0 million). During the six months ended June 30, 2016, the aggregate fair value of restricted shares and restricted share units that vested was $41.2 million (2015 - $21.6 million). For the six months ended June 30, 2016, compensation costs recognized in earnings for all restricted shares and restricted share units were $19.2 million (2015 - $16.9 million).
Employee Share Purchase Plan
The Company also has an Employee Share Purchase Plan ("ESPP") under which employees of Endurance Holdings and certain of its subsidiaries may purchase the Company's ordinary shares. For the three and six months ended June 30, 2016, total expenses related to the Company's ESPP were approximately $116,000 (2015 - $79,000) and $216,000 (2015 - $144,000), respectively.

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
The following table provides a summary of segment revenues and results for the three months ended June 30, 2016 and the reserve for losses and loss expenses as of June 30, 2016:

	Three Months Ended June 30, 2016
	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$593,706	$543,224	$1,136,930
Ceded premiums written	(354,104)	(65,058)	(419,162)
Net premiums written	239,602	478,166	717,768
Net premiums earned	253,784	345,824	599,608
Other underwriting income	—	930	930
	253,784	346,754	600,538
Expenses
Net losses and loss expenses	173,858	202,254	376,112
Acquisition expenses	32,868	79,093	111,961
General and administrative expenses	29,825	25,254	55,079
	236,551	306,601	543,152
Underwriting income	$17,233	$40,153	57,386

Net investment income			43,977
Corporate expenses			(11,830)
Net foreign exchange gains			32,751
Net realized and unrealized gains			6,347
Net impairment losses recognized in earnings			(9,841)
Amortization of intangibles			(20,943)
Interest expense			(11,357)
Income before income taxes			$86,490

Net loss ratio	68.4%	58.5%	62.7%
Acquisition expense ratio	13.0%	22.9%	18.7%
General and administrative expense ratio	11.8%	7.3%	11.2%	(1)
Combined ratio	93.2%	88.7%	92.6%

Reserve for losses and loss expenses	$2,642,594	$2,085,403	$4,727,997
(1) Total general and administrative expense ratio includes general and administrative expenses and corporate expenses.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont'd.
The following table provides a summary of segment revenues and results for the three months ended June 30, 2015 and the reserve for losses and loss expenses as of June 30, 2015:

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

9.	Segment reporting, cont'd.
The following table provides gross and net premiums written by line of business for the three months ended June 30, 2016 and 2015:

	Gross premiums written	Net premiums written	Gross premiums written	Net premiums written
Business Segment	2016	2016	2015	2015
Insurance
Agriculture	$66,922	$(2,962)	$112,012	$22,677
Casualty and other specialty	178,081	77,965	146,056	65,302
Professional lines	122,679	51,204	96,736	43,443
Property, marine/energy and aviation	226,024	113,395	114,062	58,877
Total Insurance	593,706	239,602	468,866	190,299
Reinsurance
Catastrophe	236,995	197,681	139,833	122,305
Property	30,646	31,304	30,560	30,118
Casualty	82,263	80,921	48,132	48,132
Professional lines	135,638	135,031	134,241	134,241
Specialty	57,682	33,229	39,552	33,988
Total Reinsurance	543,224	478,166	392,318	368,784
Total	$1,136,930	$717,768	$861,184	$559,083

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont'd.
The following table provides a summary of the segment revenues and results for the six months ended June 30, 2016:

	Six Months Ended June 30, 2016
	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$1,428,823	$1,319,784	$2,748,607
Ceded premiums written	(818,277)	(273,720)	(1,091,997)
Net premiums written	610,546	1,046,064	1,656,610
Net premiums earned	473,353	679,446	1,152,799
Other underwriting loss	—	(1,514)	(1,514)
	473,353	677,932	1,151,285
Expenses
Net losses and loss expenses	301,661	317,779	619,440
Acquisition expenses	63,226	152,577	215,803
General and administrative expenses	68,254	59,050	127,304
	433,141	529,406	962,547
Underwriting income	$40,212	$148,526	188,738

Net investment income			55,158
Corporate expenses			(23,601)
Net foreign exchange gains			44,480
Net realized and unrealized gains			20,134
Net impairment losses recognized in earnings			(10,464)
Amortization of intangibles			(42,317)
Interest expense			(22,227)
Income before income taxes			$209,901

Net loss ratio	63.7%	46.7%	53.7%
Acquisition expense ratio	13.4%	22.5%	18.7%
General and administrative expense ratio	14.4%	8.7%	13.1%	(1)
Combined ratio	91.5%	77.9%	85.5%
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

9.	Segment reporting, cont'd.
The following table provides gross and net premiums written by line of business for the six months ended June 30, 2016 and 2015:

	Gross premiums written	Net premiums written	Gross premiums written	Net premiums written
Business Segment	2016	2016	2015	2015
Insurance
Agriculture	$563,138	$205,665	$628,928	$225,137
Casualty and other specialty	316,336	141,462	246,738	110,360
Professional lines	200,094	94,538	151,496	67,674
Property, marine/energy and aviation	349,255	168,881	177,922	91,167
Total Insurance	1,428,823	610,546	1,205,084	494,338
Reinsurance
Catastrophe	437,825	286,549	264,240	175,765
Property	187,112	181,360	156,260	153,567
Casualty	180,983	179,640	106,230	106,230
Professional lines	184,187	183,251	178,098	178,098
Specialty	329,677	215,264	252,704	216,039
Total Reinsurance	1,319,784	1,046,064	957,532	829,699
Total	$2,748,607	$1,656,610	$2,162,616	$1,324,037

10.	Commitments and contingencies
Concentrations of credit risk. The Company's reinsurance recoverables on paid and unpaid losses at June 30, 2016 and December 31, 2015 amounted to $1,453.8 million and $1,196.0 million, respectively. At June 30, 2016, substantially all reinsurance recoverables on paid and unpaid losses were due from the U.S. government or from reinsurers rated A- or better by A.M. Best Company, Inc. or Standard & Poor's Corporation. At June 30, 2016 and December 31, 2015, the Company held collateral of $464.3 million and $321.5 million, respectively, related to its ceded reinsurance agreements.
Major production sources. The following table shows the percentage of gross premiums written generated through the Company's largest brokers for the six months ended June 30, 2016 and 2015, respectively:

Broker	2016	2015
Marsh & McLennan Companies, Inc.	21.9%	26.6%
Aon Benfield	14.5%	16.2%
Willis Companies	9.4%	10.5%
Total of largest brokers	45.8%	53.3%
Letters of credit. As of June 30, 2016, the Company had issued letters of credit of $283.8 million (December 31, 2015 – $341.6 million) under its credit facilities and letter of credit reimbursement agreements in favor of certain ceding companies to collateralize obligations.
Investment commitments. As of June 30, 2016 and December 31, 2015, the Company had pledged cash and cash equivalents and fixed maturity investments of $114.5 million and $108.9 million, respectively, in favor of certain ceding companies to collateralize obligations. As of June 30, 2016 and December 31, 2015, the Company had also pledged $327.6 million and $383.3 million of its cash and fixed maturity investments as required to meet collateral obligations for $283.8 million and $341.6 million, respectively, in letters of credit outstanding under its credit facilities and letter of credit reimbursement agreements. In addition, as of June 30, 2016 and December 31, 2015, cash and fixed maturity investments with fair values of $211.4 million and $208.3 million were on deposit with U.S. state regulators, respectively.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

10.	Commitments and contingencies, cont'd.
The Company is subject to certain commitments with respect to other investments at June 30, 2016 and December 31, 2015. See Note 3, Investments.
Investment assets held in trust. Blue Water Re and Blue Water Re II do not operate with a financial strength rating and, instead, fully collateralize their reinsurance obligations through cash and cash equivalents held in trust funds established by Blue Water Re and Blue Water Re II (the "Blue Water Trusts") for the benefit of ceding companies. As of June 30, 2016, the fair value of the assets held in the Blue Water Trusts was $429.8 million (December 31, 2015 - $438.9 million), which met the minimum value required on that date.
As of June 30, 2016, Blue Capital Re had pledged $183.8 million (December 31, 2015 - $195.3 million) of its cash and cash equivalents to trust accounts established for the benefit of Blue Water Re.
Blue Capital Re ILS fully collateralizes its insurance-linked security obligations through cash and cash equivalents held in trust funds established by Blue Capital Re ILS (the "Blue Capital Re ILS Trusts") for the benefit of third parties. As of June 30, 2016, the fair value of the assets held in the Blue Capital Re ILS Trusts was $3.4 million (December 31, 2015 - $5.2 million), which met the minimum value required on that date.
During 2015, Endurance Bermuda established a multi-beneficiary reinsurance trust (the "Endurance Reinsurance Trust") domiciled in Delaware. The Endurance Reinsurance Trust was established as a means of providing statutory credit to Endurance Bermuda's U.S. cedants. As of June 30, 2016, the fair value of the investments held in the Endurance Reinsurance Trust exceeded $770.5 million (December 31, 2015 - $94.1 million), the minimum value required on that date.
During 2015, Endurance Bermuda also established a second multi-beneficiary reinsurance trust domiciled in Delaware as a means of providing statutory credit to Endurance Bermuda's U.S. cedants in connection with a reduction in collateral requirements in certain states (the "Reduced Collateral Trust"). As of June 30, 2016, the fair value of the assets held in the Reduced Collateral Trust exceeded $18.7 million (December 31, 2015 - $10.8 million), the minimum value required on that date.
Endurance Bermuda is party to a reinsurance trust (the "MUSIC Trust"). The MUSIC Trust was established as a means of providing statutory credit to MUSIC in support of the business retained in connection with the 2011 sale by Montpelier of MUSIC to Selective. As of June 30, 2016, the fair value of the assets held in the MUSIC Trust was $22.0 million (December 31, 2015 - $21.3 million).
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
Endurance Bermuda is party to a Lloyd's Deposit Trust Deed (the "Lloyd's Capital Trust") in order to meet Endurance Corporate Capital Limited ("ECCL")'s ongoing funds at Lloyd's ("FAL") requirements. The minimum value of cash and investments held by the Lloyd’s Capital Trust is subject to approval by Lloyd's and is based on ECCL's Solvency Capital Requirement, which is used to determine the required amount of FAL. As of June 30, 2016, the fair value of cash and investments held in the Lloyd's Capital Trust was $280.6 million (December 31, 2015 - $276.8 million), which met the minimum value required on that date.
Premiums received by Syndicate 5151 are required to be received into the Lloyd's Premiums Trust Funds (the "Premiums Trust Funds"). Under the Premiums Trust Funds' deeds, assets may only be used for the payment of claims and valid expenses for a stated period of time. As of June 30, 2016, the fair value of all assets held in the Premiums Trust Funds was $207.3 million (December 31, 2015 - $231.9 million).

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
Lloyd's New Central Fund. The Lloyd's New Central Fund is available to satisfy claims if a member of Lloyd's is unable to meet its obligations to policyholders. The Lloyd's New Central Fund is funded by an annual levy imposed on members, which is determined annually by Lloyd's as a percentage of each member's gross written premiums (0.35% with respect to 2016). In addition, the Council of Lloyd's has power to call on members to make an additional contribution to the Lloyd's New Central Fund of up to 3.0% of their underwriting capacity each year should it decide that such additional contributions are necessary. The Company currently estimates that its 2016 obligation to the Lloyd's New Central Fund will be approximately $1.1 million and accrues for this obligation ratably throughout the year on a quarterly basis.
Lloyd's also imposes other charges on its members and the syndicates on which they participate, including an annual subscription charge (0.45% of gross written premiums with respect to 2016) and an overseas business charge, levied as a percentage of gross international premiums (defined as business outside the U.K. and the Channel Islands), with the percentage depending on the type of business written. Lloyd's also has power to impose additional charges under Lloyd's Powers of Charging Byelaw. The Company currently estimates that its 2016 obligation to Lloyd's for such charges will be approximately $1.5 million and accrues for this obligation ratably throughout the year on a quarterly basis.
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
As of June 30, 2016, BCRH had no outstanding borrowings under the BCRH Credit Agreement (December 31, 2015 - $13.0 million). With respect to BCRH's outstanding borrowings at December 31, 2015, $4.0 million was repaid on February 2, 2016 and was subject to an annual interest rate of 1.33%, $5.0 million was repaid on February 22, 2016 and was subject to an annual interest rate of 1.48%, and $4.0 million was repaid on March 11, 2016 and was subject to an annual interest rate of 1.51%.
On May 6, 2016, the Company, through a wholly-owned subsidiary, entered into a credit facility agreement with BCRH (the "BCRH Credit Facility"). The BCRH Credit Facility provides BCRH with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes and expires on September 30, 2018. Borrowings under the BCRH Credit Facility bear interest, set at the time of the borrowing, at a rate equal to the applicable LIBOR rate plus 150 basis points.  The BCRH Credit Facility contains covenants that limit BCRH's ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, or incur debt.  If BCRH fails to comply with any of these covenants, the Company could terminate the BCRH Credit Facility and exercise remedies against BCRH. In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with BCML by BCRH, the Company has the right to terminate the BCRH Credit Facility. As of June 30, 2016, BCRH had no outstanding borrowings under the BCRH Credit Facility.
BCGR Credit Agreement. Upon closing of the acquisition of Montpelier on July 31, 2015, the Company became a guarantor of the BCGR 364-day unsecured credit agreement (the "BCGR Credit Agreement"), which permitted BCGR to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. The Company was entitled to receive an annual guarantee fee from BCGR equal to 0.125% of the facility's total capacity (the "BCGR Guarantee Agreement"). The BCGR Credit Agreement and the BCGR Guarantee Agreement expired on May 12, 2016.
As of June 30, 2016, BCGR had no outstanding borrowings under the BCGR Credit Agreement (December 31, 2015 - $6.0 million). With respect to BCGR's outstanding borrowing at December 31, 2015, $3.0 million was repaid on February 1, 2016 and was subject to an annual interest rate of 1.54%, and $3.0 million was repaid on February 12, 2016 and was subject to an annual interest rate of 1.51%.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

10.	Commitments and contingencies, cont'd.
On May 6, 2016, the Company, through a wholly-owned subsidiary, entered into a credit facility agreement with BCGR (the "BCGR Credit Facility"). The BCGR Credit Facility provides BCGR with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes and expires on September 30, 2018. Borrowings under the BCGR Credit Facility bear interest, set at the time of the borrowing, at a rate equal to the applicable LIBOR rate plus 150 basis points.  The BCGR Credit Facility contains covenants that limit BCGR's ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, or incur debt.  If BCGR fails to comply with any of these covenants, the Company could terminate the BCGR Credit Facility and exercise remedies against BCGR. In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with BCML by BCGR, the Company has the right to terminate the BCGR Credit Facility. As of June 30, 2016, BCGR had no outstanding borrowings under the BCGR Credit Facility.
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
Operating leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at June 30, 2016 are as follows:

Twelve months ended June 30,	Amount
2017	$16,162
2018	16,411
2019	15,503
2020	15,173
2021	13,981
2022 and thereafter	20,503
$97,733
Total net lease expense under operating leases for the six months ended June 30, 2016 was $6.6 million (2015 – $6.4 million).
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
11.     Debt and financing arrangements
Credit Facility
On March 23, 2016, the Company and certain designated subsidiaries of the Company entered into a $450.0 million five-year letter of credit facility with JPMorgan Chase Bank, N.A. ("JPMorgan") as administrative agent (the "Credit Facility"). Upon entering into the Credit Facility, the Company terminated its existing $700.0 million credit agreement, dated April 19, 2012, with JPMorgan as administrative agent. As of June 30, 2016, there were letters of credit outstanding under the Credit Facility of $272.9 million (December 31, 2015 – $329.9 million). The Credit Facility does not provide for revolving or term loans.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the financial condition and results of operations for the three and six months ended June 30, 2016 of Endurance Specialty Holdings Ltd. ("Endurance Holdings") and its wholly-owned subsidiaries (collectively, the "Company"). This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this "Form 10-Q") as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2015, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in Endurance Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the "2015 Form 10-K").
Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to the Company's plans and strategy for its business, includes forward-looking statements that involve risk and uncertainties. Please see the section "Cautionary Statement Regarding Forward-Looking Statements" for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis. You should review the "Risk Factors" set forth in the 2015 Form 10-K and this Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.
Overview
Endurance Holdings was organized as a Bermuda holding company on June 27, 2002 and writes specialty lines of property and casualty insurance and reinsurance on a global basis through its operating subsidiaries. The Company seeks to create a portfolio of specialty lines of business that are profitable and have limited correlation with one another. The Company's portfolio of specialty lines of business is organized into two business segments, Insurance and Reinsurance.
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
As part of its collateralized reinsurance and third party asset management operations, Endurance Holdings and Endurance Specialty Insurance Ltd. ("Endurance Bermuda") together own 33.3% of Blue Capital Reinsurance Holdings Ltd. ("BCRH"), and Endurance Bermuda owns 25.2% of Blue Capital Global Reinsurance Fund Limited ("BCGR").
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

Consolidated Results of Operations – For the Three Months Ended June 30, 2016 and 2015
Results of operations for the three months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,
	2016	2015	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$1,136,930	$861,184	32.0%
Ceded premiums written	(419,162)	(302,101)	38.7%
Net premiums written	717,768	559,083	28.4%
Net premiums earned	599,608	458,135	30.9%
Net investment income	43,977	32,252	36.4%
Net realized and unrealized gains	6,347	9,680	(34.4)%
Net impairment losses recognized in earnings	(9,841)	(424)	NM(2)
Other underwriting income	930	1,389	(33.0)%
Total revenues	641,021	501,032	27.9%
Expenses
Net losses and loss expenses	376,112	239,122	57.3%
Acquisition expenses	111,961	84,971	31.8%
General and administrative expenses	55,079	54,965	0.2%
Corporate expenses	11,830	12,634	(6.4)%
Amortization of intangibles	20,943	1,579	NM(2)
Net foreign exchange (gains) losses	(32,751)	12,981	NM(2)
Interest expense	11,357	9,062	25.3%
Income tax (benefit) expense	(1,138)	1,512	NM(2)
Net income	87,628	84,206	4.1%
Net income attributable to non-controlling interests	(3,714)	—	NM(2)
Preferred dividends	(7,293)	(8,188)	(10.9)%
Net income available to Endurance Holdings' common and participating common shareholders	$76,621	$76,018	0.8%

Net loss ratio	62.7%	52.2%	10.5
Acquisition expense ratio	18.7%	18.5%	0.2
General and administrative expense ratio(3)	11.2%	14.8%	(3.6)
Combined ratio	92.6%	85.5%	7.1

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

(3)	General and administrative expense ratio includes general and administrative expenses and corporate expenses.

Premiums
Gross premiums written in the three months ended June 30, 2016 were $1,136.9 million, an increase of $275.7 million, or 32.0%, compared to the same period in 2015. Net premiums written in the three months ended June 30, 2016 were $717.8 million, an increase of $158.7 million, or 28.4% compared to the same period in 2015. The increase in gross premiums written were driven by the following factors:

•
An increase in the property, marine/energy and aviation and professional lines of business in the Insurance segment due primarily to business generated by new underwriting teams added over the last twelve months in the U.S. and the U.K. and new business resulting from the acquisition of Montpelier Re Holdings Ltd. ("Montpelier");

•
An increase in the casualty and other specialty line of business in the Insurance segment, including excess casualty and primary casualty coverages, due to the expansion of the Company's Insurance segment underwriting personnel over the past three years and new business resulting from the acquisition of Montpelier;

•	A decline in the agriculture line of business in the Insurance segment due to lower commodity prices and the timing of premiums written;

•
An increase in the catastrophe line of business in the Reinsurance segment due to new business resulting from the acquisition of Montpelier, partially offset by non-renewal of policies that no longer met profitability targets and declines in renewal rates;

•
An increase in the casualty line of business in the Reinsurance segment due to new business written in the U.S. and new business resulting from the acquisition of Montpelier, partially offset by non-renewal of policies that no longer met profitability targets; and

•
An increase in the specialty line of business in the Reinsurance segment due to new agriculture, marine and aerospace business written and increased renewals, partially offset by a decrease in surety business written.

Ceded premiums written increased during the quarter ended June 30, 2016 as compared to the same period in 2015. In the Insurance segment, increased gross premiums written resulted in increased ceded premiums under the whole account quota share treaty covering the entire Insurance segment's business, combined with additional purchases of facultative and excess of loss reinsurance in the property, marine/energy and aviation line of business. In the agriculture line of business in the Insurance segment, quota share and excess of loss reinsurance coverage was recorded in the second quarter of 2016, which resulted in timing differences as similar reinsurance coverage was recorded in the first quarter of 2015. In the Reinsurance segment, ceded premiums written increased due to additional quota share and excess of loss retrocessional coverage purchased on the catastrophe and specialty lines of business.
Net premiums earned for the three months ended June 30, 2016 were $599.6 million, an increase of $141.5 million, or 30.9%, from the second quarter of 2015 due to the increase in gross premiums written and the earning of premiums acquired, partially offset by increased ceded premiums.
Net Investment Income
The Company's net investment income of $44.0 million increased by 36.4%, or $11.7 million, for the quarter ended June 30, 2016 as compared to the same period in 2015. This increase resulted primarily from the Company's equity securities and fixed income investments, which consist of fixed maturity and short-term investments. Net investment income generated from the Company's equity securities and fixed income investments increased by $10.4 million for the three months ended June 30, 2016 compared to the same period in 2015 due to a larger investment base following the acquisition of Montpelier. Net investment income during the second quarter of 2016 included net mark to market gains of $5.3 million on other investments, which is comprised of alternative funds and specialty funds, as compared to mark to market gains of $3.6 million in the second quarter of 2015. Investment expenses, including investment management fees, for the three months ended June 30, 2016 were $3.8 million compared to $3.5 million for the same period in 2015.
During the second quarter of 2016, the yield on the benchmark three year U.S. Treasury bond fluctuated within a 39 basis point range, with a high of 1.08% and a low of 0.69%. Trading activity in the Company's trading and available for sale portfolios during the second quarter included reductions in U.S. government agencies securities, equity securities, residential and commercial mortgage-backed securities, collateralized obligations and foreign government securities, and increased allocations to short-term investments, corporate securities and asset-backed securities. The duration of fixed income investments decreased to 2.57 years at June 30, 2016 from 2.74 years at December 31, 2015.

Net Realized and Unrealized Gains
The Company's investment portfolio is actively managed to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales and maturities of investments classified as trading and available for sale during the three months ended June 30, 2016 were $2,099.0 million compared to $1,241.1 million during the same period a year ago. Net realized and unrealized gains decreased during the three months ended June 30, 2016 compared to the same period in 2015 due to realized losses incurred due to the repositioning the Company's portfolio of equity securities in the current quarter, partially offset by the inclusion of net unrealized gains on trading securities in the current period.
Gross realized investment gains and losses, net unrealized gains on trading securities and the change in the fair value of investment-related derivative financial instruments for the three months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,
	2016	2015
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$14,848	$14,647
Gross realized losses on investment sales	(35,977)	(5,058)
Net unrealized gains on trading securities	27,280	—
Change in fair value of investment-related derivative financial instruments	196	91
Net realized and unrealized gains	$6,347	$9,680
Net Foreign Exchange (Gains) Losses
For the three months ended June 30, 2016, the Company re-measured its monetary assets and liabilities denominated in foreign currencies, which resulted in a net foreign exchange gain of $32.8 million compared to a net foreign exchange loss of $13.0 million for the same period of 2015. The current period net foreign exchange gain resulted from the British Sterling weakening against the U.S. dollar and other key currencies during the period resulting in the upward revaluation of net asset positions in those currencies. In the prior year, the net foreign exchange loss resulted partly from sales of invested assets that yielded realized foreign exchange losses recognized in net income, which had previously been recognized as unrealized foreign exchange losses in other comprehensive income (loss). Foreign exchange losses in the prior period also resulted from the impact of the U.S. dollar strengthening against the Japanese Yen and weakening against other key currencies as applied against the Company's net exposures during the three months ended June 30, 2015.
Net Losses and Loss Expenses
The Company's net loss ratio for the three months ended June 30, 2016 increased compared to the same period in 2015 due primarily to an increase in catastrophe losses incurred in the current quarter.
The following table shows the net losses after adjustment for reinstatement premiums recorded by the Company in connection with current calendar year catastrophes for the three months ended June 30, 2016 and 2015.

Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
Event Date	Event	Loss	Event Date	Event	Loss
(U.S. dollars in millions)
April 2016	Convective storms in the United States	$19.0	April 2015	Windstorms in the United States	$7.4
April 2016	Earthquake in Japan	7.7	May 2015	Windstorms in the United States	3.6
May 2016	Wildfires in Canada	42.8		Other loss events in 2015	0.1
May 2016	Convective storms in Germany	4.1
	Other loss events in 2016	1.8
Total impact on net losses and loss expenses		75.4	Total impact on net losses and loss expenses		11.1
Less: reinstatement premiums		(11.1)	Less: reinstatement premiums		(1.2)
Net losses after adjustment for reinstatement premiums		$64.3	Net losses after adjustment for reinstatement premiums		$9.9

For the three months ended June 30, 2016, natural catastrophe related losses added 11.6 percentage points to the Company's net loss ratio after adjustment for reinstatement premiums compared to 2.3 percentage points in the same period for 2015.
Favorable prior year loss reserve development was $58.6 million for the second quarter of 2016, which decreased the net loss ratio by 9.8 percentage points, compared to $58.8 million during the same period in 2015, which decreased the net loss ratio by 12.8 percentage points. In the second quarter of 2016, prior year loss reserves emerged favorably across the agriculture, casualty and other specialty, and property, marine/energy and aviation lines of business in the Insurance segment, and all lines of business in the Reinsurance segment.
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
Acquisition Expenses
The acquisition expense ratio for the three months ended June 30, 2016 was higher than the same period in 2015 primarily due to growth in net earned premiums in the property, marine/energy and aviation, casualty and other specialty and professional lines of business in the Insurance segment, which incur a higher than average net acquisition expense rate, and a decline in earned premiums in the agriculture line of business in the Insurance segment, which incur a lower than average net acquisition expense rate. This increase was partially offset by the addition of earned premiums resulting from the Company's acquisition of Montpelier, which had no associated acquisition costs as these were written off upon the closing of the acquisition in accordance with applicable accounting guidance.
General and Administrative Expenses and Corporate Expenses
The Company's general and administrative expense ratio for the second quarter of 2016 decreased by 3.6 percentage points compared to the same period in 2015 primarily due to increased net earned premiums for the current quarter. General and administrative and corporate expenses increased for the current quarter compared to the same period in 2015 due to an increase in personnel costs associated with the addition of new underwriting teams and additional employees from the Company's acquisition of Montpelier, offset by increased ceding commission reimbursements as a result of increased ceded premiums. At June 30, 2016, the Company had a total of 1,193 employees compared to 1,019 employees at June 30, 2015.
Amortization of Intangible Assets
The Company's amortization of intangibles for the second quarter of 2016 increased by $19.4 million compared to the same period in 2015 primarily due to $293.2 million of intangible assets recognized in the purchase of Montpelier that are being amortized over their related useful lives.
Income Tax (Benefit) Expense
The Company recorded an income tax benefit for the quarter ended June 30, 2016 of $1.1 million compared to income tax expense of $1.5 million for the quarter ended June 30, 2015. The income tax benefit in 2016 resulted from changes in the deferred tax valuation allowance recorded at the Company's subsidiaries located in United States taxable jurisdictions.
Net Income
The Company generated net income of $87.6 million in the three months ended June 30, 2016 compared to net income of $84.2 million in the same period of 2015. The increase in net income in the current period primarily resulted from increased net premiums earned, increased net foreign exchange gains and increased net investment income, partially offset by increased net losses and loss expenses, acquisition expenses, impairment losses and amortization expense.
Net Income Attributable to Non-controlling Interests
The Company's net income attributable to non-controlling interests was $3.7 million in the three months ended June 30, 2016 compared to Nil in the same period of 2015. At June 30, 2016, Endurance Holdings and Endurance Bermuda together owned 33.3% of BCRH's common shares and Endurance Bermuda owned 25.2% of BCGR's ordinary shares. Net income attributable to non-controlling interests relates to the share of the Company's net income attributable to the BCRH common shares and BCGR ordinary shares that are not owned by the Company.

Consolidated Results of Operations – For the Six Months Ended June 30, 2016 and 2015
Results of operations for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
	2016	2015	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$2,748,607	$2,162,616	27.1%
Ceded premiums written	(1,091,997)	(838,579)	30.2%
Net premiums written	1,656,610	1,324,037	25.1%
Net premiums earned	1,152,799	847,994	35.9%
Net investment income	55,158	74,113	(25.6)%
Net realized and unrealized gains	20,134	27,869	(27.8)%
Net impairment losses recognized in earnings	(10,464)	(1,073)	NM(2)
Other underwriting (loss) income	(1,514)	3,795	NM(2)
Total revenues	1,216,113	952,698	27.6%
Expenses
Losses and loss expenses	619,440	411,058	50.7%
Acquisition expenses	215,803	167,064	29.2%
General and administrative expenses	127,304	109,855	15.9%
Corporate expenses	23,601	24,902	(5.2)%
Amortization of intangibles	42,317	3,178	NM(2)
Net foreign exchange (gains) losses	(44,480)	20,533	NM(2)
Interest expense	22,227	18,121	22.7%
Income tax (benefit) expense	(2,371)	5,302	NM(2)
Net income	212,272	192,685	10.2%
Net income attributable to non-controlling interests	(12,777)	—	NM(2)
Preferred dividends	(16,496)	(16,376)	0.7%
Net income available to Endurance Holdings' common and participating common shareholders	$182,999	$176,309	3.8%

Net loss ratio	53.7%	48.5%	5.2
Acquisition expense ratio	18.7%	19.7%	(1.0)
General and administrative expense ratio(3)	13.1%	15.9%	(2.8)
Combined ratio	85.5%	84.1%	1.4

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

(3)	General and administrative expense ratio includes general and administrative expenses and corporate expenses.
Premiums
Gross premiums written in the six months ended June 30, 2016 were $2,748.6 million, an increase of $586.0 million, or 27.1%, compared to the same period in 2015. Net premiums written in the six months ended June 30, 2016 were $1,656.6 million, an increase of $332.6 million, or 25.1%, compared to the same period in 2015. The increase in gross premiums written were driven by the following factors:

•
An increase in the property, marine/energy and aviation and professional lines of business in the Insurance segment due primarily to business generated by new underwriting teams added over the last twelve months in the U.S. and the U.K. and new business resulting from the acquisition of Montpelier;

•
An increase in the casualty and other specialty line of business in the Insurance segment, including excess casualty and primary casualty coverages, due to the expansion of the Company's Insurance segment underwriting personnel over the past three years and new business resulting from the acquisition of Montpelier;

•	A decline in the agriculture line of business in the Insurance segment due to lower commodity prices;

•
An increase in the catastrophe line of business in the Reinsurance segment due to new business resulting from the acquisition of Montpelier, partially offset by non-renewal of policies that no longer met profitability targets and declines in renewal rates;

•
An increase in the casualty line of business in the Reinsurance segment due to new business written in the U.S. and the U.K. and new business resulting from the acquisition of Montpelier, partially offset by non-renewal of policies that no longer met profitability targets;

•	An increase in the property line of business in the Reinsurance segment due to new business resulting from the acquisition of Montpelier; and

•	An increase in the specialty line of business in the Reinsurance segment due to new business written and increased renewals, partially offset by a decrease in surety business written.
Ceded premiums written increased during the six months ended June 30, 2016 as compared to the same period in 2015. In the Insurance segment, increased gross premiums written resulted in increased ceded premiums under the whole account quota share treaty covering the entire Insurance segment's business, combined with additional purchases of facultative and excess of loss reinsurance in the property, marine/energy and aviation line of business. In the Reinsurance segment, ceded premiums written increased due to increased purchases of aggregate excess of loss retrocessional protection within the catastrophe line of business, and additional quota share and excess of loss retrocessional coverage purchased on the specialty line of business.
Net premiums earned for the six months ended June 30, 2016 were $1,152.8 million, an increase of $304.8 million, or 35.9%, from the six months ended June 30, 2015 principally due to the increase in gross premiums written and earning of premiums acquired, partially offset by increased ceded premiums.
Net Investment Income
The Company's net investment income of $55.2 million decreased by 25.6%, or $19.0 million, for the six months ended June 30, 2016 as compared to the same period in 2015. This decline resulted primarily from mark to market losses on other investments, comprised of alternative funds and specialty funds, during the six months ended June 30, 2016. Net investment income during the first six months of 2016 included net mark to market losses of $23.0 million on other investments as compared to mark to market gains of $16.0 million in the first six months of 2015. Net investment income generated from the Company's equity securities and fixed income investments, which consist of fixed maturity investments and short-term investments, increased by $20.8 million for the six months ended June 30, 2016 compared to the same period in 2015 due to a larger investment base following the acquisition of Montpelier. Investment expenses, including investment management fees, for the six months ended June 30, 2016 were $7.6 million compared to $6.8 million for the same period in 2015.
During the six months ended June 30, 2016, the yield on the benchmark three year U.S. Treasury bond fluctuated within a 61 basis point range, with a high of 1.30% and a low of 0.69%. Trading activity in the Company's trading and available for sale portfolios for the six months ended June 30, 2016 included reductions in short-term investments, U.S. government agencies securities, asset-backed securities, commercial mortgage-backed securities and government and agency guaranteed corporate securities, and increased allocations to corporate securities, residential mortgage-backed securities, foreign government securities and equity securities.
Net Realized and Unrealized Gains
The Company's investment portfolio is actively managed on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as trading and available for sale during the six months ended June 30, 2016 were $3,817.2 million compared to $2,796.7 million during the same period a year ago. Net realized investment gains decreased during the six months ended June 30, 2016 compared to the same period in 2015 due to realized losses incurred due to the repositioning the Company's portfolio of equity securities in the current period, partially offset by the inclusion of net unrealized gains on trading securities in the current period.

Gross realized investment gains and losses, net unrealized gains on trading securities and the change in the fair value of investment-related derivative financial instruments for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
	2016	2015
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$24,704	$37,313
Gross realized losses on investment sales	(47,172)	(9,954)
Net unrealized gains on trading securities	42,076	—
Change in fair value of investment-related derivative financial instruments	526	510
Net realized and unrealized gains	$20,134	$27,869
Net Foreign Exchange (Gains) Losses
For the six months ended June 30, 2016, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, which resulted in net foreign exchange gains of $44.5 million compared to net foreign exchange losses of $20.5 million for the same period in 2015. The net foreign exchange gains in the six months ended June 30, 2016 resulted from the British Sterling weakening against the U.S. dollar and other key currencies during the period resulting in the upward revaluation of net asset positions in those currencies. Additionally, sales of invested assets yielded realized foreign exchange losses recognized in net income that had previously been recognized as unrealized foreign exchange losses in other comprehensive (loss) income. In the prior year, the net foreign exchange loss resulted principally from a decrease in the value of net asset positions in key foreign currencies as the U.S. dollar strengthened generally in the six months ended June 30, 2015. Additionally, sales of invested assets yielded realized foreign exchange losses recognized in net income which had previously been recognized as unrealized foreign exchange losses in other comprehensive income (loss).
Net Losses and Loss Expenses
The Company's net loss ratio for the six months ended June 30, 2016 increased compared to the same period in 2015 due primarily to an increase in catastrophe losses incurred in 2016.
The following table shows the net losses after adjustment for reinstatement premiums recorded by the Company in connection with current calendar year catastrophes for the six months ended June 30, 2016 and 2015.

Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
Event Date	Event	Loss	Event Date	Event	Loss
(U.S. dollars in millions)
February 2016	Earthquake in Taiwan	$6.3	February 2015	Winter storm in the United States	$7.4
April 2016	Convective storms in the United States	19.0	April 2015	Windstorms in the United States	7.4
April 2016	Earthquake in Japan	7.7	May 2015	Windstorms in the United States	3.6
May 2016	Wildfires in Canada	42.8
May 2016	Convective storms in Germany	4.1
Total impact on net losses and loss expenses		79.9	Total impact on net losses and loss expenses		18.4
Less: reinstatement premiums		(11.2)	Less: reinstatement premiums		(1.4)
Net losses after adjustment for reinstatement premiums		$68.7	Net losses after adjustment for reinstatement premiums		$17.0
For the six months ended June 30, 2016, catastrophe related losses added 6.4 percentage points to the Company's net loss ratio after adjustment for reinstatement premiums compared to 2.1 percentage points in the same period in 2015.
Favorable loss reserve development was recorded in the current period on all lines of business in the Reinsurance segment and the agriculture, casualty and other specialty and property, marine/energy and aviation lines of business in the Insurance segment. Favorable prior year loss reserve development was $119.7 million for the six months ended June 30, 2016, which decreased the net loss ratio by 10.4 percentage points, as compared to $116.0 million for the same period in 2015, which decreased the net loss ratio by 13.7 percentage points. Favorable reserve development in the six months ended June 30, 2016 was higher than the six months ended June 30, 2015 in the Insurance segment due primarily to lower than expected reported losses in the casualty and other specialty and agriculture lines of business. Favorable reserve development in the six months ended June 30, 2016 was lower than the six months ended June 30, 2015 in the Reinsurance segment due primarily to higher than expected reported losses in the casualty and property lines of business.
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
Acquisition Expenses
The acquisition expense ratio for the six months ended June 30, 2016 was lower than the same period in 2015 primarily due to the addition of earned premiums from the Company's acquisition of Montpelier, which had no associated acquisition costs. This decrease was partially offset by growth in net premiums earned in the casualty and other specialty, property, marine/energy and aviation and professional lines of business in the Insurance segment, which incur a higher than average net acquisition expense rate, and a decline in net premiums earned in the agriculture line of business in the Insurance segment, which incurs a lower than average net acquisition expense rate.
General and Administrative Expenses and Corporate Expenses
The Company's general and administrative expense ratio for the six months ended June 30, 2016 decreased by 2.8% percentage points compared to the same period in 2015 primarily due to increased net earned premiums for the current period. General and administrative and corporate expenses increased for the six months ended June 30, 2016 compared to the same period in 2015 due to an increase in personnel costs associated with the addition of new underwriting teams and additional employees from the Company's acquisition of Montpelier. This increase was partially offset by increased ceding commission reimbursements as a result of additional purchases of reinsurance.
Income Tax (Benefit) Expense
The Company recorded an income tax benefit for the six months ended June 30, 2016 of $2.4 million compared to an income tax expense of $5.3 million for the same period in 2015. The tax benefit in 2016 resulted from changes in the deferred tax valuation allowance recorded at the Company's subsidiaries located in United States taxable jurisdictions.
Net Income
The Company generated net income of $212.3 million for the six months ended June 30, 2016 compared to net income of $192.7 million in the same period of 2015. The increase in net income was primarily due to increased net premiums earned and increased net foreign exchange gains, partially offset by increased net losses and loss expenses, acquisition expenses, general and administrative expenses, lower net investment income, higher amortization expense and higher impairment losses.
Net Income Attributable to Non-controlling Interests
The Company's net income attributable to non-controlling interest was $12.8 million in the six months ended June 30, 2016 compared to Nil in the same period of 2015. At June 30, 2016, the Company owned 33.3% of BCRH's common shares and 25.2% of BCGR's ordinary shares. Net income attributable to non-controlling interests relates to the share of the Company's net income attributable to the BCRH common shares and BCGR ordinary shares that are not owned by the Company.
Reserve for Losses and Loss Expenses
As of June 30, 2016, the Company had accrued losses and loss expense reserves of $4.7 billion (December 31, 2015 - $4.5 billion). This amount represents management's best estimate of the ultimate liability for payment of losses and loss expenses related to loss events. During the six months ended June 30, 2016 and 2015, the Company's net paid losses and loss expenses were $594.4 million and $527.2 million, respectively.
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
Losses and loss expenses for the three and six months ended June 30, 2016 are summarized as follows:

	Incurred related to:
Three Months Ended June 30, 2016	Current year	Prior years	Total incurred losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$65,122	$(1,292)	$63,830
Casualty and other specialty	49,572	(15,045)	34,527
Professional lines	26,760	357	27,117
Property, marine/energy and aviation	56,621	(8,237)	48,384
Total Insurance	198,075	(24,217)	173,858
Reinsurance:
Catastrophe	73,236	(7,344)	65,892
Property	47,020	(414)	46,606
Casualty	37,079	(6,163)	30,916
Professional lines	32,621	(12,333)	20,288
Specialty	46,716	(8,164)	38,552
Total Reinsurance	236,672	(34,418)	202,254
Totals	$434,747	$(58,635)	$376,112

	Incurred related to:
Six Months Ended June 30, 2016	Current year	Prior years	Total incurred losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$96,438	$(14,557)	$81,881
Casualty and other specialty	94,896	(22,183)	72,713
Professional lines	52,224	170	52,394
Property, marine/energy and aviation	105,496	(10,823)	94,673
Total Insurance	349,054	(47,393)	301,661
Reinsurance:
Catastrophe	79,109	(22,809)	56,300
Property	89,872	(3,979)	85,893
Casualty	64,547	(11,837)	52,710
Professional lines	70,831	(15,952)	54,879
Specialty	85,771	(17,774)	67,997
Total Reinsurance	390,130	(72,351)	317,779
Totals	$739,184	$(119,744)	$619,440
Losses and loss expenses for the three and six months ended June 30, 2016 included $58.6 million and $119.7 million in favorable development of reserves relating to prior accident years, respectively. The favorable loss reserve development experienced during the three and six months ended June 30, 2016 benefited the Company's reported net loss ratios by approximately 9.8 and 10.4 percentage points, respectively. This net reduction in estimated losses for prior accident years reflects lower than expected claims emergence for the three and six months ended June 30, 2016 in the agriculture, casualty and other specialty and property, marine/energy and aviation lines of business within the Insurance segment, and all lines of business within the Reinsurance segment.

For the three and six months ended June 30, 2016, the Company did not materially alter the key inputs utilized to establish reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) related to prior years for the insurance and reinsurance segments as the variances in reported losses for those segments were within the range of possible results anticipated by the Company.
Losses and loss expenses for the three and six months ended June 30, 2015 are summarized as follows:

	Incurred related to:
Three Months Ended June 30, 2015	Current year	Prior years	Total incurred losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$87,131	$(1,547)	$85,584
Casualty and other specialty	32,482	(16,663)	15,819
Professional lines	17,611	(119)	17,492
Property, marine/energy and aviation	26,834	(246)	26,588
Total Insurance	164,058	(18,575)	145,483
Reinsurance:
Catastrophe	16,434	(13,385)	3,049
Property	31,903	(579)	31,324
Casualty	24,504	(12,739)	11,765
Professional lines	30,100	(6,212)	23,888
Specialty	30,959	(7,346)	23,613
Total Reinsurance	133,900	(40,261)	93,639
Totals	$297,958	$(58,836)	$239,122

	Incurred related to:
Six Months Ended June 30, 2015	Current year	Prior years	Total incurred losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$121,696	$(1,155)	$120,541
Casualty and other specialty	59,885	(35,373)	24,512
Professional lines	34,976	(239)	34,737
Property, marine/energy and aviation	42,709	(2,504)	40,205
Total Insurance	259,266	(39,271)	219,995
Reinsurance:
Catastrophe	27,701	(15,621)	12,080
Property	69,651	(9,016)	60,635
Casualty	53,819	(19,166)	34,653
Professional lines	56,888	(17,335)	39,553
Specialty	59,727	(15,585)	44,142
Total Reinsurance	267,786	(76,723)	191,063
Totals	$527,052	$(115,994)	$411,058
Losses and loss expenses for the three and six months ended June 30, 2015 included $58.8 million and $116.0 million in favorable development of reserves relating to prior accident years, respectively. The favorable loss reserve development experienced during the three and six months ended June 30, 2015 benefited the Company's reported net loss ratio by approximately 12.8 and 13.7 percentage points, respectively. This net reduction in estimated losses for prior accident years reflects lower than expected claims emergence for the three and six months ended June 30, 2015 in all lines of business within the Insurance and Reinsurance segments.
For the three and six months ended June 30, 2015, the Company did not materially alter the two key inputs utilized to establish its reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) for business related to prior years for the insurance and reinsurance segments as the variances in reported losses for those segments were within the range of possible results anticipated by the Company.

Insurance
Agriculture. For the three and six months ended June 30, 2016, the Company recorded favorable loss emergence due to lower than anticipated multi-peril crop insurance claims settlements for the 2015 crop year. For the three and six months ended June 30, 2015, the Company recorded modest favorable loss emergence due to lower than anticipated crop hail insurance claims settlements for the 2014 crop year.
Casualty and other specialty. For the three and six months ended June 30, 2016, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity, particularly within the Bermuda healthcare and excess casualty businesses, which was partially offset by unfavorable development on the Company's U.S. based small commercial casualty business. For the three and six months ended June 30, 2015, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity, particularly within the Bermuda excess casualty business.
Professional lines. For the three and six months ended June 30, 2016 and 2015, the Company's professional lines insurance booked ultimate losses for prior years were relatively stable.
Property, marine/energy and aviation. For the three and six months ended June 30, 2016, the favorable loss emergence within the property, marine/energy and aviation line of business was primarily due to lower than expected reported claims emergence within the property line of business, particularly for business written in the Company's Lloyd's operation. For the three and six months ended June 30, 2015, the favorable loss emergence within the property, marine/energy and aviation line of business was primarily due to lower than expected claims activity.
Reinsurance
Catastrophe. For the three and six months ended June 30, 2016 and 2015, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity.
Property. For the three and six months ended June 30, 2016 and 2015, the Company recorded modest favorable loss emergence in the property line of business primarily due to lower than expected claims activity within the property treaty business, as lower than expected claims activity in the U.S. offset greater than expected claims activity in Europe.
Casualty. For the three and six months ended June 30, 2016 and 2015, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity.
Professional lines. For the three and six months ended June 30, 2016 and 2015, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected directors and officers liability claims emergence in prior accident years.
Specialty. For the three and six months ended June 30, 2016, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity within the marine, aerospace and political risk businesses. For the three and six months ended June 30, 2015, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity in the Company's aerospace business.

The total reserves for losses and loss expenses recorded on the Company's balance sheet were comprised of the following at June 30, 2016:

	Case Reserves	IBNR Reserves	Reserve for losses and loss expenses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$187,249	$115,043	$302,292
Casualty and other specialty	279,262	1,051,196	1,330,458
Professional lines	139,615	498,430	638,045
Property, marine/energy and aviation	245,045	126,754	371,799
Total Insurance	851,171	1,791,423	2,642,594
Reinsurance:
Catastrophe	142,088	94,568	236,656
Property	244,972	103,264	348,236
Casualty	240,143	512,548	752,691
Professional lines	76,359	312,237	388,596
Specialty	144,471	214,753	359,224
Total Reinsurance	848,033	1,237,370	2,085,403
Totals	$1,699,204	$3,028,793	$4,727,997
The total reserves for losses and loss expenses recorded on the Company's balance sheet were comprised of the following at December 31, 2015:

	Case Reserves	IBNR Reserves	Reserve for losses and loss expenses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$226,753	$57,799	$284,552
Casualty and other specialty	271,234	1,020,193	1,291,427
Professional lines	116,920	464,638	581,558
Property, marine/energy and aviation	226,894	122,930	349,824
Total Insurance	841,801	1,665,560	2,507,361
Reinsurance:
Catastrophe	109,374	89,734	199,108
Property	229,283	112,026	341,309
Casualty	244,445	529,786	774,231
Professional lines	70,301	285,692	355,993
Specialty	142,217	190,196	332,413
Total Reinsurance	795,620	1,207,434	2,003,054
Totals	$1,637,421	$2,872,994	$4,510,415
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

Insurance
The following table summarizes the underwriting results and associated ratios for the Company's Insurance segment for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$593,706	$468,866	$1,428,823	$1,205,084
Ceded premiums written	(354,104)	(278,567)	(818,277)	(710,746)
Net premiums written	239,602	190,299	610,546	494,338
Net premiums earned	253,784	201,460	473,353	337,324
Expenses
Losses and loss expenses	173,858	145,483	301,661	219,995
Acquisition expenses	32,868	17,702	63,226	33,585
General and administrative expenses	29,825	28,567	68,254	57,409
	236,551	191,752	433,141	310,989
Underwriting income	$17,233	$9,708	$40,212	$26,335

Net loss ratio	68.4%	72.2%	63.7%	65.2%
Acquisition expense ratio	13.0%	8.8%	13.4%	10.0%
General and administrative expense ratio	11.8%	14.2%	14.4%	17.0%
Combined ratio	93.2%	95.2%	91.5%	92.2%
Premiums. Gross premiums written for the three and six months ended June 30, 2016 in the Insurance segment increased by 26.6% and 18.6% over the same period in 2015. Gross and net premiums written for each line of business in the Insurance segment were as follows:

	Three Months Ended June 30,
	2016		2015
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Agriculture	$66,922	$(2,962)	$112,012	$22,677
Casualty and other specialty	178,081	77,965	146,056	65,302
Professional lines	122,679	51,204	96,736	43,443
Property, marine/energy and aviation	226,024	113,395	114,062	58,877
Total	$593,706	$239,602	$468,866	$190,299

	Six Months Ended June 30,
	2016		2015
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Agriculture	$563,138	$205,665	$628,928	$225,137
Casualty and other specialty	316,336	141,462	246,738	110,360
Professional lines	200,094	94,538	151,496	67,674
Property, marine/energy and aviation	349,255	168,881	177,922	91,167
Total	$1,428,823	$610,546	$1,205,084	$494,338
The movements in the gross premiums written in the Insurance segment for the three and six months ended June 30, 2016 compared to the same periods in 2015 were primarily due to the following factors:

•
An increase in gross premiums written in the property, marine/energy and aviation and professional lines of business due primarily to business generated by new underwriting teams added over the last twelve months in the U.S. and the U.K. and new business resulting from the acquisition of Montpelier;

•
An increase in gross premiums written in the casualty and other specialty line of business, including excess casualty and primary casualty coverages, due to the expansion of the Company's Insurance segment underwriting personnel over the past three years and new business resulting from the acquisition of Montpelier; and

•	A decline in gross premiums written in the agriculture line of business due to lower commodity prices.
Ceded premiums written increased during the three and six months ended June 30, 2016 as compared to the same period in 2015. Increased gross premiums written resulted in increased ceded premiums under the whole account quota share treaty covering the entire Insurance segment's business, combined with additional purchases of facultative and excess of loss reinsurance in the property, marine/energy and aviation line of business. In the agriculture line of business, quota share and excess of loss coverage was recorded in the second quarter of 2016 while similar coverages were recorded in the first quarter of 2015.
Net premiums earned by the Company in the Insurance segment increased in the three and six months ended June 30, 2016 compared to the same periods in 2015. The increase was a result of growth in gross premiums written partially offset by increased ceded premiums across the segment.
Losses and Loss Expenses. The net loss ratios in the Company's Insurance segment decreased by 3.8 and 1.5 percentage points for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The decrease in the net loss ratios for the three and six months ended June 30, 2016 was primarily due to a decrease in the current year accident loss ratio within the agriculture line of business due to improved crop results in the current periods. The net loss ratios for the property, marine/energy and aviation line of business decreased in the current periods as the same period in 2015 included two large energy losses, which impacted the net loss ratios in the three and six months ended June 30, 2015.
During the three and six months ended June 30, 2016, the Company's previously estimated losses and loss expense reserve for the Insurance segment for prior accident years was reduced by $24.2 million and $47.4 million, respectively, which decreased the net loss ratio by 9.5 and 10.0 percentage points, respectively, as compared to a reduction of $18.6 million and $39.3 million, respectively, that decreased the net loss ratios by 9.2 and 11.6 percentage points, respectively, for the three and six months ended June 30, 2015. Higher levels of favorable loss development in the three and six months ended June 30, 2016 compared to 2015 was experienced mainly in the agriculture line of business, with the property, marine/energy and aviation line of business experiencing lower favorable loss development.
Acquisition Expenses. The acquisition expense ratios in the Insurance segment in the three and six months ended June 30, 2016 increased compared to the same periods in 2015 primarily due to growth in net earned premiums in the property, marine/energy and aviation, casualty and other specialty and professional lines of business, which incur a higher than average net acquisition expense rate, and a decline in the proportion of net earned premiums attributable to the agriculture line of business, which incurs a lower than average net acquisition expense rate.
General and Administrative Expenses. The decrease in the general and administrative expense ratios in the Insurance segment in the three and six months ended June 30, 2016 compared to the same periods in 2015 was due to increased net earned premiums for the current periods. General and administrative expenses increased for the current quarter and six months ended June 30, 2016 compared to the same periods in 2015 due to an increase in personnel costs associated with the addition of new underwriting teams and additional employees from the Company's acquisition of Montpelier over the past year, partially offset by increased ceding commission reimbursements as a result of additional purchases of reinsurance.

Reinsurance
The following table summarizes the underwriting results and associated ratios for the Company's Reinsurance business segment for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$543,224	$392,318	$1,319,784	$957,532
Ceded premiums written	(65,058)	(23,534)	(273,720)	(127,833)
Net premiums written	478,166	368,784	1,046,064	829,699
Net premiums earned	345,824	256,675	679,446	510,670
Other underwriting income (loss)	930	1,389	(1,514)	3,795
	346,754	258,064	677,932	514,465
Expenses
Losses and loss expenses	202,254	93,639	317,779	191,063
Acquisition expenses	79,093	67,269	152,577	133,479
General and administrative expenses	25,254	26,398	59,050	52,446
	306,601	187,306	529,406	376,988
Underwriting income	$40,153	$70,758	$148,526	$137,477

Net loss ratio	58.5%	36.5%	46.7%	37.4%
Acquisition expense ratio	22.9%	26.2%	22.5%	26.1%
General and administrative expense ratio	7.3%	10.3%	8.7%	10.3%
Combined ratio	88.7%	73.0%	77.9%	73.8%
Premiums. In the three and six months ended June 30, 2016, net premiums written in the Reinsurance segment increased by 29.7% and 26.1% over the same periods in 2015. Gross and net premiums written for each line of business in the Reinsurance segment for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,
	2016		2015
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Catastrophe	$236,995	$197,681	$139,833	$122,305
Property	30,646	31,304	30,560	30,118
Casualty	82,263	80,921	48,132	48,132
Professional lines	135,638	135,031	134,241	134,241
Specialty	57,682	33,229	39,552	33,988
Total	$543,224	$478,166	$392,318	$368,784

	Six Months Ended June 30,
	2016		2015
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Catastrophe	$437,825	$286,549	$264,240	$175,765
Property	187,112	181,360	156,260	153,567
Casualty	180,983	179,640	106,230	106,230
Professional lines	184,187	183,251	178,098	178,098
Specialty	329,677	215,264	252,704	216,039
Total	$1,319,784	$1,046,064	$957,532	$829,699

The movements in gross premiums written in the Reinsurance segment for the three and six months ended June 30, 2016 compared to the same periods in 2015 were primarily due to the following factors:

•
An increase in gross premiums written in the catastrophe and property lines of business due to new business resulting from the acquisition of Montpelier, partially offset by non-renewal of policies that no longer met profitability targets and declines in rates;

•	An increase in gross premiums written in the specialty line of business due to new business written and increased renewals, partially offset by a decrease in surety business written; and

•
An increase in gross premiums written in the casualty line of business due to new business written in the U.S. and the U.K. and new business resulting from the acquisition of Montpelier, partially offset by non-renewal of policies that no longer met profitability targets.

        Ceded premiums written increased in the three and six months ended June 30, 2016 as compared to the same periods in 2015. Ceded premiums written increased due to increased purchases of quota share and aggregate excess of loss retrocessional protection within the catastrophe line of business, and additional quota share and excess of loss coverage purchased on the specialty line of business during the current periods.
Net premiums earned by the Company in the Reinsurance segment for the three and six months ended June 30, 2016 increased compared to net premiums earned during the same periods in 2015 due to the increase in gross premiums written and the earning of premiums acquired, partially offset by increased ceded premiums.
Other Underwriting Income (Loss). Other underwriting income (loss) decreased for the three and six months ended June 30, 2016. The decrease in other underwriting income (loss) for the three and six months was primarily due to decreased income from the Company's weather derivative products for the periods and the cost of the adverse loss development cover.
Losses and Loss Expenses. The net loss ratios in the Company's Reinsurance segment for the three and six months ended June 30, 2016 increased compared to the same periods in 2015. The increase in the net loss ratios was primarily due to an increase in catastrophe losses.
The following tables show the net losses after adjustment for reinstatement premiums recorded by the Company in the Reinsurance segment in connection with current calendar year catastrophes for the three and six months ended June 30, 2016 and 2015.

Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
Event Date	Event	Loss	Event Date	Event	Loss
(U.S. dollars in millions)
April 2016	Convective storms in the United States	$17.9	April 2015	Windstorms in the United States	$7.1
April 2016	Earthquake in Japan	5.5	May 2015	Windstorms in the United States	2.4
May 2016	Wildfires in Canada	41.7		Other loss events in 2015	0.1
May 2016	Convective storms in Germany	4.1
	Other loss events in 2016	1.8
Total impact on net losses and loss expenses		71.0	Total impact on net losses and loss expenses		9.6
Less: reinstatement premiums		(11.1)	Less: reinstatement premiums		(1.0)
Net losses after adjustment for reinstatement premiums		$59.9	Net losses after adjustment for reinstatement premiums		$8.6

Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
Event Date	Event	Loss	Event Date	Event	Loss
(U.S. dollars in millions)
February 2016	Earthquake in Taiwan	$6.3	February 2015	Winter storm in the United States	$3.0
April 2016	Convective storms in the United States	17.9	April 2015	Windstorms in the United States	7.1
April 2016	Earthquake in Japan	5.5	May 2015	Windstorms in the United States	2.4
May 2016	Wildfires in Canada	41.7
May 2016	Convective storms in Germany	4.1
Total impact on net losses and loss expenses		75.5	Total impact on net losses and loss expenses		12.5
Less: reinstatement premiums		(11.2)	Less: reinstatement premiums		(1.2)
Net losses after adjustment for reinstatement premiums		$64.3	Net losses after adjustment for reinstatement premiums		$11.3
The net losses from catastrophes added 19.2 and 10.4 percentage points to the Reinsurance segment's net loss ratios for the three and six months ended June 30, 2016, respectively. The net losses from catastrophes added 3.6 and 2.4 percentage points, respectively, to the Reinsurance segment's net loss ratios for the three and six months ended June 30, 2015.
The Company recorded $34.4 million and $72.4 million of favorable prior year loss reserve development in the three and six months ended June 30, 2016, respectively, which benefited the net loss ratios by 10.0 and 10.6 percentage points, respectively, compared to $40.3 million and $76.7 million in the three and six months ended June 30, 2015, respectively, which benefited the net loss ratios by 15.7 and 15.0 percentage points, respectively. Favorable reserve development in the three and six months ended June 30, 2016 was lower than the same periods in 2015 primarily in the casualty line of business.
Acquisition Expenses. The Company's acquisition expense ratios in the Reinsurance segment for the three and six months ended June 30, 2016 were lower than in the same periods in 2015 primarily due to the addition of earned premiums from the Company's acquisition of Montpelier, which had no associated acquisition costs.
General and Administrative Expenses. The general and administrative expense ratios in the Reinsurance segment for the three and six months ended June 30, 2016 decreased compared to the same periods in 2015 due to increased net earned premiums for the quarter. General and administrative expenses were consistent for the three months ended June 30, 2016 compared to the same period in 2015, and increased for the six months ended June 30, 2016 compared to the same period in 2015 due to the addition of new underwriting teams and additional employees from the Company's acquisition of Montpelier.
Liquidity and Capital Resources
Endurance Holdings is a holding company that does not have any significant operations or assets other than its ownership of the shares of its direct and indirect subsidiaries. Endurance Holdings relies primarily on dividends and other permitted distributions from its subsidiaries to pay its operating expenses, interest on debt and dividends, if any, on its ordinary shares, and its 6.35% Non-Cumulative Preferred Shares, Series C ("Series C Preferred Shares"). There are restrictions on the payment of dividends by the Company's operating subsidiaries to Endurance Holdings, which are described in more detail below.
Ability of Subsidiaries to Pay Dividends. The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of June 30, 2016, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $758.6 million (December 31, 2015 – $1,034.4 million) without prior regulatory approval based upon the Bermuda insurance and corporate regulations. In addition, in 2011, Endurance Holdings loaned Endurance Bermuda $200.0 million, which remains outstanding and is callable on demand.
Each of the Company's U.S. operating subsidiaries, except American Agri-Business Insurance Company ("American Agri-Business") is subject to regulation by the State of Delaware Department of Insurance. American Agri-Business is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders' surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2015, none of the Company's U.S. operating subsidiaries, except American Agri-Business, had earned surplus; therefore, these companies are precluded from declaring or distributing dividends at June 30, 2016 without the prior approval of the applicable insurance regulator. At June 30, 2016, American Agri-Business could pay dividends of $3.5 million with notice to the Texas Department of Insurance. In addition, any dividends paid by Endurance American, Endurance American Specialty and Endurance Risk Solutions would be subject to the dividend limitation of their respective parent insurance companies.
Under the jurisdiction of the United Kingdom's Prudential Regulation Authority ("PRA") and the Financial Conduct Authority ("FCA"), Endurance Worldwide Insurance Limited ("Endurance U.K.") must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The PRA regulatory requirements impose no explicit restrictions on Endurance U.K.'s ability to pay a dividend, but Endurance U.K. would have to notify the PRA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distributions. At June 30, 2016, Endurance U.K. did not have retained profits available for distributions.
Endurance Corporate Capital Limited, Syndicate 5151 and Endurance at Lloyd's Limited ("Endurance at Lloyd's") are subject to oversight by the Council of Lloyd's. Endurance at Lloyd's is also subject to regulation by the PRA and the FCA. Underwriting capacity of a member of Lloyd's must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd's ("FAL"). This amount is determined by Lloyd's and is based on Syndicate 5151's solvency and capital requirement as calculated through its internal model. In addition, if the FAL are not sufficient to cover all losses, the Lloyd's Central Fund provides an additional level of security for policyholders. At June 30, 2016, the FAL requirement set by Lloyd's for Syndicate 5151 was $230.2 million (December 31, 2015 - $215.2 million) based on its business plan, approved in December 2015. Actual FAL posted for Syndicate 5151 at June 30, 2016 was $280.6 million (December 31, 2015 - $276.8 million). At June 30, 2016, Endurance Corporate Capital Limited did not have assets available for distribution.
Cash and Invested Assets. The Company's aggregate invested assets, including fixed maturity investments, short-term investments, equity securities, other investments, cash and cash equivalents and pending securities transactions, as of June 30, 2016 totaled $8.6 billion compared to aggregate invested assets of $8.9 billion as of December 31, 2015.
At June 30, 2016, the Company's available for sale investments had gross unrealized gains of $98.4 million and gross unrealized losses of $16.9 million compared to gross unrealized gains of $40.8 million and gross unrealized losses of $72.6 million at December 31, 2015. The decrease in gross unrealized losses on the Company's available for sale investments at June 30, 2016 compared to December 31, 2015 was primarily due to a decrease in interest rates. The Company did not have the intent to sell any of its fixed income investments in an unrealized loss position and determined that it was unlikely that the Company would be required to sell securities in an unrealized loss position at June 30, 2016. At June 30, 2016, the Company impaired certain equity securities that were in an unrealized loss position for more than twelve consecutive months and therefore recognized in earnings total other-than-temporary impairments of $9.8 million and $10.5 million for the three and six months ended June 30, 2016.
The Company's aggregate direct exposure to the indebtedness and equity securities of those countries whose currency is the Euro or whose sovereign debt rating is below AAA (except the U.S.) was $857.7 million at June 30, 2016, compared to $820.1 million at December 31, 2015.
Cash Flows

	Six Months Ended June 30,
	2016	2015
	(U.S. dollars in thousands)
Net cash flows provided by operating activities	$34,517	$23,489
Net cash flows provided by (used in) investing activities	208,136	(86,994)
Net cash flows used in financing activities	(331,809)	(52,901)
Effect of exchange rate changes on cash and cash equivalents	4,383	(6,424)
Net decrease in cash and cash equivalents	(84,773)	(122,830)
Cash and cash equivalents, beginning of period	1,177,750	745,472
Cash and cash equivalents, end of period	$1,092,977	$622,642
Cash flows provided by operating activities in the six months ended June 30, 2016 improved compared to the same period in 2015 as growth in cash inflows from premium collections and lower levels of gross loss payments were partially offset by lower ceded loss collections.
Investing activity cash flows reflect the Company's active management of its investment portfolio to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing of investment sales and purchases. The increase in cash flows provided by (used in) investing activities in 2016 principally reflected the increased investment asset base due to the acquisition of Montpelier.

The cash flows used in financing activities in the six months ended June 30, 2016 were higher than in the same period in 2015 as a result of the repayment of the Series B preferred shares, higher dividends paid and debt repayments and increased net distributions to non-controlling interest.
Foreign exchange rate changes had a positive impact on the cash balances of the Company in the six months ended June 30, 2016 as the British Sterling weakened against most key currencies in the period resulting in an increase in the reported value of holdings in those currencies in the accounts of the Company's U.K. subsidiary. Additionally, the Japanese Yen strengthened significantly in the period resulting in the upward revaluation of Yen holdings across the Company's subsidiaries. Foreign exchange rate changes in the six months ended June 30, 2015 had a negative impact on the cash balances of the Company as the U.S. dollar strengthened against most key currencies in the period resulting in a decline in the reported value of holdings in those currencies.
As of June 30, 2016 and December 31, 2015, the Company had pledged cash and cash equivalents and fixed maturity investments of $114.5 million and $108.9 million, respectively, in favor of certain ceding companies to collateralize obligations. As of June 30, 2016 and December 31, 2015, the Company had also pledged $327.6 million and $383.3 million of its cash and fixed maturity investments to meet collateral obligations for $283.8 million and $341.6 million, respectively, in letters of credit outstanding under its Credit Facility (as defined below) and LOC Agreements (as defined below). In addition, at June 30, 2016 and December 31, 2015, cash and fixed maturity investments with fair values of $211.4 million and $208.3 million were on deposit with U.S. state regulators, respectively.
Credit Facilities. On March 23, 2016, the Company and certain designated subsidiaries of the Company entered into a $450.0 million five-year letter of credit facility with JPMorgan Chase Bank, N.A. ("JPMorgan") as administrative agent ("Credit Facility"). Upon entering into the Credit Facility, the Company terminated its existing $700.0 million credit agreement, dated April 19, 2012, with JPMorgan as administrative agent. As of June 30, 2016, there were letters of credit outstanding under the Credit Facility of $272.9 million (December 31, 2015 – $329.9 million). The Credit Facility does not provide for revolving or term loans.
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
The Company is party to certain uncommitted letter of credit reimbursement agreements ("LOC Agreements") that allow for the issuance of letters of credit in a variety of currencies, including U.S. dollars. The fees paid under the LOC Agreements depend on the amount of the outstanding letters of credit and vary from 0.30% to 0.45% on the principal amount of letters of credit outstanding to a fee negotiated at the time of issuance of the individual letters of credit. The total amount of letters of credit outstanding under the LOC Agreements as of June 30, 2016 was $10.9 million (December 31, 2015 - $11.7 million).

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
As of June 30, 2016, BCRH had no outstanding borrowings under the BCRH Credit Agreement (December 31, 2015 - $13.0 million). With respect to BCRH's outstanding borrowings at December 31, 2015, $4.0 million was repaid on February 2, 2016 and was subject to an annual interest rate of 1.33%, $5.0 million was repaid on February 22, 2016 and was subject to an annual interest rate of 1.48%, and $4.0 million was repaid on March 11, 2016 and was subject to an annual interest rate of 1.51%.
On May 6, 2016, the Company entered into a credit facility agreement with BCRH (the "BCRH Credit Facility"). The BCRH Credit Facility provides BCRH with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes and expires on September 30, 2018. Borrowings under the BCRH Credit Facility bears interest, set at the time of the borrowing, at a rate equal to the applicable LIBOR rate plus 150 basis points.  The BCRH Credit Facility contains covenants that limit BCRH's ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, or incur debt. If BCRH fails to comply with any these covenants, the Company could revoke the BCRH Credit Facility and exercise remedies against BCRH. In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with BCML by BCRH, the Company has the right to terminate the BCRH Credit Facility.
BCGR Credit Agreement. Upon closing of the acquisition of Montpelier on July 31, 2015, the Company became a guarantor of BCGR 364-day unsecured credit agreement (the "BCGR Credit Agreement"), which permits BCGR to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. The Company is entitled to receive an annual guarantee fee from BCGR equal to 0.125% of the facility's total capacity. The BCGR Credit Agreement and the related guarantee of the Company expired on May 12, 2016.
As of June 30, 2016, BCGR had no outstanding borrowings under the BCGR Credit Agreement (December 31, 2015 - $6.0 million). With respect to BCGR's outstanding borrowing at December 31, 2015, $3.0 million was repaid on February 1, 2016 and was subject to an annual interest rate of 1.54%, and $3.0 million was repaid on February 12, 2016 and was subject to an annual interest rate of 1.51%.
On May 6, 2016, the Company, through a wholly-owned subsidiary, entered into a credit facility agreement with BCGR (the "BCGR Credit Facility"). The BCGR Credit Facility provides BCGR with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes and expires on September 30, 2018. Borrowings under the BCGR Credit Facility bear interest, set at the time of the borrowing, at a rate equal to the applicable LIBOR rate plus 150 basis points.  The BCGR Credit Facility contains covenants that limit BCGR's ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, or incur debt.  If BCGR fails to comply with any of these covenants, the Company could terminate the BCGR Credit Facility and exercise remedies against BCGR. In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with BCML by BCGR, the Company has the right to terminate the BCGR Credit Facility.
On June 1, 2016, Endurance redeemed all 9,200,000 shares outstanding of its 7.5% Non-Cumulative Preferred Shares, Series B (the "Series B Preferred Shares") at a redemption price of $25.00 per share plus unpaid dividends.
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
Off-Balance Sheet Arrangements
Certain of our ongoing obligations to Selective Insurance Group, Inc. in connection with the sale of Montpelier U.S. Insurance Company and the Company's previous guarantee of BCGR's obligations under the BCGR Credit Agreement constitute off-balance sheet arrangements. Excluding these specific transactions, as of June 30, 2016, we were not party to any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K, to which an entity unconsolidated with us is a party that management believes is reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we believe is material to investors.
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
Item 1A. Risk Factors
Before investing in any of our securities, you should carefully consider the risk factors and all other information set forth in our 2015 Annual Report on Form 10-K, as supplemented by the following risk factor and other information in this Form 10-Q. These risks could materially affect our business, results of operations or financial condition and cause the trading price of our securities to decline. You could lose all or part of your investment. The heading used in this section is solely to aid the reader as to a general category of risk related to investing in the Company. The risk factor listed may apply to more than one category or to the Company generally. Accordingly, the heading used in this section should not be construed as limiting in any manner the general applicability of any of the risk factors included in this section.

The referendum vote by the United Kingdom in favor of leaving the European Union could adversely affect our business.

The United Kingdom held a referendum on June 23, 2016, in which a majority voted for the United Kingdom's withdrawal from the European Union. As a result of this vote, negotiations are expected to commence to determine the terms of the United Kingdom's withdrawal from the European Union, as well as its relationship with the European Union going forward ("Brexit"). Brexit has caused and may continue to cause significant volatility in global stock markets and currency exchange rates, which could increase the volatility of, or reduce, the Company's investment results in particular periods or over time. Higher levels of political and market turmoil could persist until some clarity emerges around the United Kingdom's exit process from the European Union and the impact of Brexit on the economies of the other European countries. The geopolitical impacts of Brexit are unknown and may adversely affect long-term European and global economic growth and forecasts, which could adversely impact the demand for the Company's insurance and reinsurance products. Brexit could also lead to legal uncertainty and differing laws and regulations between the United Kingdom and the European Union, and could impair or adversely affect the ability of the Company's United Kingdom operating subsidiaries to transact business in the European Union. In addition, these uncertainties could affect the operations, strategic position or results of brokers, insurers or reinsurers with whom the Company does business. Any of these potential effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations or financial condition.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1) (2)
April 1, 2016 - April 30, 2016	—	$—	—	5,000,000
May 1, 2016 - May 31, 2016	—	$—	—	5,000,000
June 1, 2016 - June 30, 2016	—	$—	—	5,000,000
Total	—	$—	—	5,000,000

(1)	Ordinary shares or share equivalents.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as at June 30, 2016 (unaudited) and December 31, 2015; (ii) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2016 and 2015; (iii) the Unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2016 and 2015; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE SPECIALTY HOLDINGS LTD.

Date:	August 8, 2016	By:	/s/ John R. Charman
John R. Charman
Chief Executive Officer

Date:	August 8, 2016	By:	/s/ Michael J. McGuire
Michael J. McGuire
Chief Financial Officer (Principal Financial Officer)