Form 10-Q
period 2016-09-30
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2016-11-07
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the period ended September 30, 2016,
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Common Shares Outstanding as of November 3, 2016
Ordinary Shares - $1.00 par value	67,603,885

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

•	decreased demand for property and casualty insurance or reinsurance or increased competition due to an increase in capacity of property and casualty insurers and reinsurers;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the inability to renew business previously underwritten or acquired;

•	the inability to obtain or maintain financial strength or claims-paying ratings by one or more of our subsidiaries;

•	our ability to effectively integrate acquired operations and to continue to expand our business;

•	uncertainties in our reserving process, including the potential for adverse development of our loss reserves or failure of our loss limitation methods;

•	the ability of the counterparty institutions with which we conduct business to continue to meet their obligations to us;

•	the failure or delay of the Florida Hurricane Catastrophe Fund or private market participants in Florida to promptly pay claims, particularly following a large windstorm or of multiple smaller storms;

•	our continued ability to comply with applicable financial standards and restrictive covenants, the breach of which could trigger significant collateral or prepayment obligations;

•	Endurance Specialty Holdings Ltd. ("Endurance Holdings") or Endurance Specialty Insurance Ltd. ("Endurance Bermuda") becomes subject to income taxes in jurisdictions outside of Bermuda;

•	changes in tax regulations or laws applicable to us, our subsidiaries, brokers or customers;

•	state, federal and foreign regulations that impede our ability to charge adequate rates and efficiently allocate capital;

•	changes in insurance regulations in the U.S. or other jurisdictions in which we operate, including the implementation of Solvency II by the European Commission;

•	the impact of the United Kingdom's June 2016 referendum on European Union membership and the potential withdrawal of the United Kingdom from the European Union;

•	reduced acceptance of our existing or new products and services;

•	loss of business provided by any one of a few brokers on whom we depend for a large portion of our revenue, and our exposure to the credit risk of our brokers;

•	actions by our competitors, many of which are larger or have greater financial resources than we do;

•	assessments by states for high risk or otherwise uninsured individuals;

•	the impact of acts of terrorism and acts of war;

•	the effects of terrorist related insurance legislation and laws;

•	the inability to retain key personnel;

•	political stability of Bermuda or other countries in which we operate;

•	changes in the political environment of certain countries in which we operate or underwrite business;

•	changes in accounting regulation, policies or practices;

•	our investment performance;

•	the valuation of our invested assets and the determination of impairments of those assets, if any;

•	the breach of our investment guidelines or the inability of those guidelines to mitigate investment risk;

•	the need for additional capital in the future which may not be available or only available on unfavorable terms;

•	the ability to maintain the availability of our systems and safeguard the security of our data in the event of a disaster or other unanticipated event;

•	changes in general economic conditions and/or industry specific conditions, including inflation or deflation, foreign currency exchange rates, interest rates, and other factors; and

•	the failure of Sompo Holdings, Inc. to complete the acquisition of 100% of the outstanding ordinary shares of the Company.
The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in Endurance Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2015, Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and this Quarterly Report on Form 10-Q, including the risk factors set forth in Item 1A. Risk Factors thereof and hereof. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars, except share amounts)

	SEPTEMBER 30, 2016	DECEMBER 31, 2015
	(UNAUDITED)
ASSETS
Investments
Fixed maturity investments, trading at fair value (amortized cost: $2,369,345 and $1,611,079 at September 30, 2016 and December 31, 2015, respectively)	$2,393,352	$1,587,160
Fixed maturity investments, available for sale at fair value (amortized cost: $3,525,682 and $4,361,997 at September 30, 2016 and December 31, 2015, respectively)	3,596,720	4,359,019
Short-term investments, trading at fair value (amortized cost: $226,437 and $394,096 at September 30, 2016 and December 31, 2015, respectively)	226,454	394,111
Short-term investments, available for sale at fair value (amortized cost: $34,934 and $25,657 at September 30, 2016 and December 31, 2015, respectively)	34,934	25,685
Equity securities, trading at fair value (cost: $22,978 and $15,290 at September 30, 2016 and December 31, 2015, respectively)	23,120	15,229
Equity securities, available for sale at fair value (cost: $468,176 and $542,429 at September 30, 2016 and December 31, 2015, respectively)	496,402	513,585
Other investments	679,007	872,617
Total investments	7,449,989	7,767,406
Cash and cash equivalents	1,323,110	1,177,750
Securities pledged under repurchase agreements	124,303	—
Premiums receivable, net	2,264,651	1,376,328
Insurance and reinsurance balances receivable	127,849	102,403
Deferred acquisition costs	311,894	255,501
Prepaid reinsurance premiums	825,913	498,574
Reinsurance recoverable on unpaid losses	1,124,976	907,944
Reinsurance recoverable on paid losses	311,324	288,026
Accrued investment income	30,073	30,213
Goodwill and intangible assets	489,522	553,960
Deferred tax asset	57,050	64,164
Net receivable on sales of investments	106,305	31,873
Other assets	283,474	187,383
Total assets	$14,830,433	$13,241,525
LIABILITIES
Reserve for losses and loss expenses	$4,807,868	$4,510,415
Reserve for unearned premiums	2,348,566	1,789,148
Reinsurance balances payable	1,018,618	661,213
Payable under repurchase agreements	120,997	—
Debt	705,179	717,650
Net payable on purchases of investments	203,592	63,442
Deferred tax liability	12,815	17,315
Other liabilities	389,561	358,270
Total liabilities	9,607,196	8,117,453
Commitments and contingent liabilities
SHAREHOLDERS' EQUITY
Preferred shares, total liquidation preference $230,000 (2015 - $460,000)	9	9,209
Common shares, ordinary - 67,594,088 issued and outstanding (2015 - 66,797,991)	67,594	66,798
Additional paid-in capital	1,953,507	2,145,836
Accumulated other comprehensive income (loss)	27,993	(46,634)
Retained earnings	2,917,141	2,681,053
Total shareholders' equity available to Endurance Holdings	4,966,244	4,856,262
Non-controlling interests	256,993	267,810
Total shareholders' equity	5,223,237	5,124,072
Total liabilities and shareholders' equity	$14,830,433	$13,241,525
See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In thousands of United States dollars, except share and per share amounts)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	2016	2015
Revenues
Gross premiums written	$760,687	$642,597	$3,509,294	$2,805,213
Ceded premiums written	(411,701)	(305,907)	(1,503,698)	(1,144,486)
Net premiums written	348,986	336,690	2,005,596	1,660,727
Change in unearned premiums	261,170	220,313	(242,641)	(255,730)
Net premiums earned	610,156	557,003	1,762,955	1,404,997
Net investment income	62,236	16,533	117,394	90,646
Net realized and unrealized gains	13,405	5,029	33,539	32,898
Net impairment losses recognized in earnings	(183)	(38)	(10,647)	(1,111)
Other underwriting (loss) income	(466)	227	(1,980)	4,022
Total revenues	685,148	578,754	1,901,261	1,531,452
Expenses
Net losses and loss expenses	331,462	263,993	950,902	675,051
Acquisition expenses	121,391	90,457	337,194	257,521
General and administrative expenses	67,738	60,793	195,042	170,648
Corporate expenses	11,952	74,308	35,553	99,210
Amortization of intangibles	21,154	11,318	63,471	14,496
Net foreign exchange (gains) losses	(18,576)	8,621	(63,056)	29,154
Interest expense	10,826	12,324	33,053	30,445
Total expenses	545,947	521,814	1,552,159	1,276,525
Income before income taxes	139,201	56,940	349,102	254,927
Income tax benefit (expense)	199	(2,410)	2,570	(7,712)
Net income	139,400	54,530	351,672	247,215
Net income attributable to non-controlling interests	(5,679)	(2,707)	(18,456)	(2,707)
Net income available to Endurance Holdings	133,721	51,823	333,216	244,508
Preferred dividends	(3,651)	(8,188)	(20,147)	(24,564)
Net income available to Endurance Holdings' common and participating common shareholders	$130,070	$43,635	$313,069	$219,944
Comprehensive income
Net income	$139,400	$54,530	$351,672	$247,215
Other comprehensive income (loss)
Net unrealized holding gains (losses) on investments arising during the period (net of other-than-temporary impairment losses recognized in other comprehensive income (loss), reclassification adjustment and applicable deferred income taxes of ($18,464) and $1,323 for the nine months ended September 30, 2016 and 2015, respectively)	21,136	(29,906)	137,731	(72,396)
Foreign currency translation adjustments	(13,114)	(15,625)	(63,170)	(12,920)
Reclassification adjustment for net losses on derivative designated as cash flow hedge included in net income	22	22	66	66
Other comprehensive income (loss)	8,044	(45,509)	74,627	(85,250)
Comprehensive income	147,444	9,021	426,299	161,965
Comprehensive income attributable to non-controlling interests	(5,679)	(2,707)	(18,456)	(2,707)
Comprehensive income attributable to Endurance Holdings	$141,765	$6,314	$407,843	$159,258
Per share data
Basic earnings per common share	$1.93	$0.73	$4.65	$4.41
Diluted earnings per common share	$1.92	$0.73	$4.64	$4.39
Dividend per common share	$0.38	$0.35	$1.14	$1.05
See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY
(In thousands of United States dollars)

	NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015
Preferred shares
Balance, beginning of period	$9,209	$17,200
Redemption of Series B, non-cumulative preferred shares	(9,200)	—
Balance, end of period	9	17,200
Common shares
Balance, beginning of period	66,798	44,765
Issuance of common shares, net of forfeitures	796	21,842
Balance, end of period	67,594	66,607
Additional paid-in capital
Balance, beginning of period	2,145,836	598,226
Issuance of common shares, net of forfeitures	10,218	1,474,432
Redemption of Series B, non-cumulative preferred shares	(219,741)	—
Settlement of equity awards	(10,842)	(10,494)
Stock-based compensation expense	28,036	46,283
Balance, end of period	1,953,507	2,108,447
Accumulated other comprehensive income (loss)
Cumulative foreign currency translation adjustments:
Balance, beginning of period	(32,318)	(7,628)
Foreign currency translation adjustments	(63,170)	(12,920)
Balance, end of period	(95,488)	(20,548)
Unrealized holding gains on investments, net of deferred taxes:
Balance, beginning of period	(12,638)	86,100
Net unrealized holding gains (losses) arising during the period, net of other-than-temporary impairment losses and reclassification adjustment	137,731	(72,396)
Balance, end of period	125,093	13,704
Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(1,678)	(1,766)
Net change from current period hedging transactions, net of reclassification adjustment	66	66
Balance, end of period	(1,612)	(1,700)
Total accumulated other comprehensive income (loss)	27,993	(8,544)
Retained earnings
Balance, beginning of period	2,681,053	2,448,285
Net income	351,672	247,215
Net income attributable to non-controlling interests	(18,456)	(2,707)
Dividends on preferred shares	(20,147)	(24,564)
Dividends on common shares	(76,981)	(55,069)
Balance, end of period	2,917,141	2,613,160
Total shareholders' equity available to Endurance Holdings	4,966,244	4,796,870
Non-controlling interests	256,993	259,474
Total shareholders' equity	$5,223,237	$5,056,344
See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States dollars)

	NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015
Cash flows provided by (used in) operating activities
Net income	$351,672	$247,215
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of net premium on investments	28,097	34,116
Amortization of other intangibles and depreciation	78,551	29,291
Net realized and unrealized gains	(33,539)	(32,898)
Net impairment losses recognized in earnings	10,647	1,111
Deferred taxes	(14,876)	3,437
Stock-based compensation expense	28,036	46,283
Equity in losses of other investments	201	1,758
Change in:
Premiums receivable, net	(888,323)	(845,891)
Insurance and reinsurance balances receivable	(25,446)	21,085
Deferred acquisition costs	(56,393)	(75,607)
Prepaid reinsurance premiums	(327,339)	(227,337)
Reinsurance recoverable on unpaid losses	(217,032)	(119,269)
Reinsurance recoverable on paid losses	(23,298)	63,141
Accrued investment income	140	4,996
Other assets	(2,575)	(319)
Reserve for losses and loss expenses	297,453	(77,954)
Reserve for unearned premiums	559,418	477,440
Reinsurance balances payable	357,405	338,279
Other liabilities	(63,412)	37,094
Net cash flows provided by (used in) operating activities	59,387	(74,029)
Cash flows provided by investing activities
Proceeds from sales and maturities of trading investments	2,059,959	103,450
Proceeds from sales and maturities of available for sale investments	3,150,250	4,201,152
Proceeds from the redemption of other investments	246,349	124,801
Purchases of trading investments	(2,643,730)	(286,416)
Purchases of available for sale investments	(2,385,309)	(4,047,359)
Purchases of other investments	(50,585)	(116,988)
Net settlements of other assets and other liabilities	(33,620)	17,301
Purchases of fixed assets	(10,999)	(18,053)
Net cash (paid) received upon subsidiary acquisition	(7)	675,310
Net cash flows provided by investing activities	332,308	653,198
Cash flows used in financing activities
Issuance of common shares	9,550	24,378
Redemption of Series B, non-cumulative preferred shares	(230,000)	—
Net distributions to non-controlling interests	(27,517)	—
Settlement of equity awards	(10,842)	(10,494)
Offering and registration costs paid	(319)	—
Proceeds from issuance of repurchase agreements	120,997	—
Proceeds from issuance of debt	537	791
Repayments of debt	(13,645)	(794)
Dividends on preferred shares	(20,147)	(24,564)
Dividends on common shares	(76,934)	(54,959)
Net cash flows used in financing activities	(248,320)	(65,642)
Effect of exchange rate changes on cash and cash equivalents	1,985	(16,002)
Net increase in cash and cash equivalents	145,360	497,525
Cash and cash equivalents, beginning of period	1,177,750	745,472
Cash and cash equivalents, end of period	$1,323,110	$1,242,997
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

2.	Summary of significant accounting policies
The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The consolidated financial statements include the accounts of Endurance Holdings, its wholly-owned subsidiaries, and BCRH and the BCGR Cell. All intercompany transactions and balances have been eliminated in consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, to record the fair value of investments and to record reserves for losses and loss expenses and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.
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
There were no material changes in the Company's significant accounting and reporting policies subsequent to the filing of the 2015 Form 10-K with the exception of the additions to the Company's accounting policies described below relating to the Company's investment repurchase agreements in the current quarter.
(a) Investments
The Company has entered into investment repurchase agreements, whereby the Company sells securities and repurchases them at a future date for a predetermined price. These investment repurchase agreements are accounted for as secured borrowings and are recorded at the contractual repurchase price plus accrued interest. The securities to be repurchased are the same, or substantially the same, as those sold. The fair value of the underlying securities is included in securities pledged under repurchase agreements in the Consolidated Balance Sheets. The use of the cash received by the Company from the counterparty pursuant to the repurchase agreement is not restricted.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

2.	Summary of significant accounting policies, cont'd.
(a) Investments, cont'd.
The obligation to return the cash is included in payable under repurchase agreements in the Consolidated Balance Sheets. In these repurchase transactions, the securities sold by the Company (pledged collateral) may be sold or repledged by the counterparties with whom the repurchase agreement is executed.
(b) Recent accounting pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. ASU 2014-09 also provides guidance on accounting for certain contract costs and will also require new disclosures. ASU 2014-09 was to be effective for public business entities in annual and interim periods beginning after December 15, 2016, however, in July 2015, the FASB decided to defer by one year the effective dates of ASU 2014-09, and as a result, ASU 2014-09 will be effective for public business entities in annual and interim period beginning after December 15, 2017. Early adoption is permitted. This guidance is not expected to have a material impact on the Company's Unaudited Condensed Consolidated Financial Statements.
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
(b) Recent accounting pronouncements, cont'd.
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
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 will change how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The guidance also changes employers' accounting for an employee's use of shares to satisfy the employer's statutory income tax withholding obligation, and accounting for forfeitures. ASU 2016-09 is effective for public business entities for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. This guidance is not expected to have a material impact on the Company's Unaudited Condensed Consolidated Financial Statements.
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

3.	Investments
Net Investment Income
The components of net investment income for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fixed income investments	$41,078	$36,204	$118,382	$96,145
Equity investments	1,906	1,748	8,754	5,200
Other investments	22,804	(17,716)	(201)	(1,758)
Cash and cash equivalents	392	515	2,043	2,108
	$66,180	$20,751	$128,978	$101,695
Investment expenses	(3,944)	(4,218)	(11,584)	(11,049)
Net investment income	$62,236	$16,533	$117,394	$90,646

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.
Contractual maturities of the Company's fixed maturity and short-term investments are shown below as of September 30, 2016 and December 31, 2015. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$508,899	$509,417	$622,070	$622,248
Due after one year through five years	2,005,903	2,031,970	2,005,456	1,995,502
Due after five years through ten years	736,318	757,530	683,147	676,932
Due after ten years	45,303	48,537	33,168	34,651
Residential mortgage-backed securities	1,299,811	1,329,069	1,301,083	1,311,373
Commercial mortgage-backed securities	702,760	714,142	817,570	812,886
Collateralized loan and debt obligations	392,578	393,922	419,795	405,128
Asset-backed securities	464,826	466,873	510,540	507,255
Total	$6,156,398	$6,251,460	$6,392,829	$6,365,975
The following table summarizes the fair value of the fixed maturity investments, short-term investments and equity securities classified as trading at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Fixed maturity investments
U.S. government and agencies securities	$396,468	$319,674
U.S. state and municipal securities	5,203	5,559
Foreign government securities	128,786	49,861
Government guaranteed corporate securities	31,526	38,201
Corporate securities	951,523	532,192
Residential mortgage-backed securities	391,704	258,574
Commercial mortgage-backed securities	181,569	127,124
Collateralized loan and debt obligations(1)	93,307	103,219
Asset-backed securities	213,266	152,756
Total fixed maturity investments	2,393,352	1,587,160
Short-term investments	226,454	394,111
Total fixed income investments	$2,619,806	$1,981,271
Equity securities
Equity investments	$117	$48
Preferred equity investments	5,966	553
Short-term fixed income fund	17,037	14,628
Total equity securities	$23,120	$15,229

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $3.6 million and $38.5 million at September 30, 2016 and December 31, 2015, respectively.
In addition to the Company's fixed maturity, short-term and equity securities, the Company invests in alternative funds and specialty funds. The Company's alternative funds and specialty funds are recorded on the Company's Condensed Consolidated Balance Sheets as "other investments." At September 30, 2016 and December 31, 2015, the Company had invested, net of capital returned, a total of $569.2 million and $737.1 million, respectively, in other investments. At September 30, 2016 and December 31, 2015, the carrying value of other investments was $679.0 million and $872.6 million, respectively.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.
The following table summarizes the composition, unfunded commitments and redemption restrictions of other investments as of September 30, 2016 and December 31, 2015:

September 30, 2016	Market Value	Unfunded Commitments	Ineligible for Redemption over next 12 months
Alternative funds
Hedge funds	$576,291	$—	$97,334
Private investment funds	76,665	95,846	76,665
Other investment funds	26,051	—	25,575
Total alternative funds	679,007	95,846	199,574
Total other investments	$679,007	$95,846	$199,574

December 31, 2015	Market Value	Unfunded Commitments	Ineligible for Redemption in 2016
Alternative funds
Hedge funds	$704,966	$—	$57,876
Private investment funds	80,690	102,070	80,690
Other investment funds	23,465	—	24,958
Total alternative funds	809,121	102,070	163,524
Specialty funds
High yield loan funds	63,496	30,000	—
Total specialty funds	63,496	30,000	—
Total other investments	$872,617	$132,070	$163,524
Hedge funds – The redemption frequency of the hedge funds in which the Company invests range from monthly to biennially with notice periods from 30 to 180 days. Over one year, it is estimated that the Company can liquidate approximately 83.1% of its hedge fund portfolio, with the remainder over the following two years.
Private investment funds – The Company generally has no right to redeem its interest in any private investment fund in advance of dissolution of the applicable partnership. Instead, the nature of these investments is that distributions are received by the Company in connection with the liquidation of or distribution of earnings from the underlying assets of the applicable limited partnership. It is estimated that the majority of the underlying assets of the limited partnerships would liquidate over 5 to 10 years from inception of the limited partnership. A secondary market, with unpredictable liquidity, exists for limited partner interests in private equity funds.
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
Net Realized and Unrealized Gains
Realized gains and losses are recognized in earnings using the first in, first out method. The analysis of gross realized gains and losses, net unrealized gains (losses) on trading securities, and the change in the fair value of investment-related derivative financial instruments for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross realized gains on investment sales	$11,072	$20,107	$35,776	$57,420
Gross realized losses on investment sales	(3,365)	(8,236)	(50,537)	(18,190)
Net unrealized gains (losses) on trading securities	6,153	(5,037)	48,229	(5,037)
Change in fair value of investment-related derivative financial instruments(1)	(455)	(1,805)	71	(1,295)
Net realized and unrealized gains	$13,405	$5,029	$33,539	$32,898

(1)	For additional information on the Company's derivative financial instruments, see Note 7, Derivatives.
Unrealized Gains and Losses
The Company classifies some of its investments in fixed maturity investments, short-term investments and equity securities as available for sale. The amortized cost, fair value and related gross unrealized gains and losses on the Company's securities classified as available for sale at September 30, 2016 and December 31, 2015 are as follows:

September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity investments
U.S. government and agencies securities	$338,564	$8,551	$(79)	$347,036
U.S. state and municipal securities	10,804	125	(157)	10,772
Foreign government securities	82,096	2,196	(2)	84,290
Government guaranteed corporate securities	9,613	298	—	9,911
Corporate securities	1,096,722	24,174	(345)	1,120,551
Residential mortgage-backed securities	912,540	25,283	(458)	937,365
Commercial mortgage-backed securities	523,921	11,920	(3,268)	532,573
Collateralized loan and debt obligations(1)	298,990	2,239	(614)	300,615
Asset-backed securities	252,432	1,860	(685)	253,607
Total fixed maturity investments	3,525,682	76,646	(5,608)	3,596,720
Short-term investments	34,934	—	—	34,934
Total fixed income investments	$3,560,616	$76,646	$(5,608)	$3,631,654
Equity securities
Equity investments	$330,971	$22,347	$(2,068)	$351,250
Emerging market debt funds	83,668	4,057	—	87,725
Convertible funds	46,331	2,313	—	48,644
Preferred equity investments	7,078	1,684	(110)	8,652
Short-term fixed income fund	128	3	—	131
Total equity securities	$468,176	$30,404	$(2,178)	$496,402

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $3.2 million.

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
The following tables summarize, for all available for sale securities in an unrealized loss position at September 30, 2016 and December 31, 2015, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 months		12 months or greater		Total
September 30, 2016	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value
Fixed maturity investments
U.S. government and agencies securities	$(79)	$24,932	$—	$—	$(79)	$24,932
U.S. state and municipal securities	(74)	5,697	(83)	2,250	(157)	7,947
Foreign government securities	(1)	1,349	(1)	549	(2)	1,898
Corporate securities	(161)	65,619	(184)	19,814	(345)	85,433
Residential mortgage-backed securities	(188)	29,949	(270)	36,070	(458)	66,019
Commercial mortgage-backed securities	(1,356)	118,481	(1,912)	63,554	(3,268)	182,035
Collateralized loan and debt obligations	(240)	18,373	(374)	52,084	(614)	70,457
Asset-backed securities	(263)	49,423	(422)	31,248	(685)	80,671
Total fixed income investments	$(2,362)	$313,823	$(3,246)	$205,569	$(5,608)	$519,392
Equity securities
Equity investments	$(1,284)	$15,453	$(784)	$14,222	$(2,068)	$29,675
Preferred equity investments	(95)	1,614	(15)	235	(110)	1,849
Total equity securities	$(1,379)	$17,067	$(799)	$14,457	$(2,178)	$31,524

(1)	Gross unrealized losses include unrealized losses on non-OTTI and non-credit OTTI securities recognized in accumulated other comprehensive income at September 30, 2016.

As of September 30, 2016, 478 available for sale securities were in an unrealized loss position aggregating $7.8 million. Of those, 210 securities with aggregated unrealized losses of $4.0 million had been in a continuous unrealized loss position for twelve months or greater.

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
The decrease in gross unrealized losses on the Company's available for sale fixed income investments at September 30, 2016 compared to December 31, 2015 was primarily due to a decrease in interest rates during the nine months ended September 30, 2016. At September 30, 2016, the Company did not have the intent to sell any of the remaining fixed income investments in an unrealized loss position and determined that it was unlikely that the Company would be required to sell those securities in an unrealized loss position. During the nine months ended September 30, 2016, the Company impaired certain equity securities that were in an unrealized loss position for more than twelve consecutive months. The Company recognized in earnings total other-than-temporary impairments of $0.2 million and $10.6 million for the three and nine months ended September 30, 2016.
Other Investments
The Company is involved in the normal course of business with VIEs as a passive investor in residential and commercial mortgage-backed securities and through its interests in various other investments that are structured as limited partnerships considered to be third party VIEs. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE's capital structure, contractual terms, nature of the VIE's operations and purpose and the Company's relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company reassesses its VIE determination with respect to an entity on an ongoing basis. The Company determined that it was not the primary beneficiary for any of these investments as of September 30, 2016. The Company believes its exposure to loss with respect to these investments is generally limited to the investment carrying amounts reported in the Company's Condensed Consolidated Balance Sheets and any unfunded investment commitments.
Collateralized Reinsurance Entities
As of September 30, 2016, Endurance Holdings and Endurance Bermuda together owned 33.3% of BCRH's common shares. BCRH is considered a VIE under U.S. GAAP due to service agreements for investment management, underwriting and insurance management and administrative services between BCRH and BCML, and the economic penalty to terminate the service agreements by BCRH. The Company has determined that it is BCRH's primary beneficiary due to its ability to direct the activities of BCRH through BCML along with its economic interest in BCRH. As a result, the Company fully consolidates the assets, liabilities and operations of BCRH and its subsidiaries within its Unaudited Condensed Consolidated Financial Statements. The interests in BCRH and its subsidiaries that the Company fully consolidates that are attributable to third-party investors are reported within the Company's Unaudited Condensed Consolidated Financial Statements as non-controlling interests. BCRH's shareholder rights do not include redemption features within the control of the third party shareholders. The Company reassesses its VIE determination with respect to BCRH on an ongoing basis.
As of September 30, 2016, Endurance Bermuda owned 25.2% of BCGR's ordinary shares. BCGR is considered a "voting interest entity" under U.S. GAAP and, because the Company owns less than 50% of its outstanding ordinary shares, the Company does not consolidate BCGR's assets, liabilities or operations within its Unaudited Condensed Consolidated Financial Statements.  However, the BCGR Cell and Blue Water Re Ltd. ("Blue Water Re"), the Company's wholly-owned Bermuda-based special purpose insurance vehicle, are considered VIEs under U.S. GAAP due to service agreements for investment management, underwriting and insurance management and administrative services between Blue Water Re and BCML. The Company has determined that it is the primary beneficiary of these entities due to its ability to direct the activities of Blue Water Re and the BCGR Cell along with its economic interest in these entities. Therefore, as funds held in BCGR are invested in the BCGR Cell, and ultimately into Blue Water Re, they are included in the Company's Unaudited Condensed Consolidated Financial Statements. Conversely, as funds previously invested by BCGR and the BCGR Cell into Blue Water Re are returned to BCGR, they are no longer included in the Company's Unaudited Condensed Consolidated Financial Statements. The interests in the BCGR Cell and Blue Water Re that the Company fully consolidates that are attributable to third-party investors are reported within the Company's Unaudited Condensed Consolidated Financial Statements as non-controlling interests. BCGR's shareholder rights do not include redemption features within the control of the third party shareholders. The Company reassesses its VIE determinations with respect to the BCGR Cell and Blue Water Re on an ongoing basis.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.
The following table summarizes the movements in the non-redeemable non-controlling interests balance during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Non-controlling interests, beginning of period	$259,851	$258,529	$267,810	$258,529
Income attributable to third-party investments in the BCGR Cell	3,453	821	11,603	821
Income attributable to third-party investments in BCRH	2,226	1,886	6,853	1,886
Net income attributable to non-controlling interests	5,679	2,707	18,456	2,707
Net preferred share redemptions attributable to third-party investments in the BCGR Cell(1)	(6,800)	—	(16,807)	—
Net investments attributable to third-parties in BCRH	20	(7)	53	(7)
Net change in third-party investments in non-controlling interests	(6,780)	(7)	(16,754)	(7)
Dividends declared by BCRH attributable to non-controlling interests	(1,757)	(1,755)	(12,519)	(1,755)
Non-controlling interests, end of period	$256,993	$259,474	$256,993	$259,474
(1) The redemption from the BCGR Cell during the three and nine months ended September 30, 2016 was required to fund expenses, repay debt and fund dividends by BCGR.

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

•
Securities pledged under repurchase agreements - These securities have been sold under a repurchase agreement and consist of U.S. government and agencies and residential mortgage-backed securities. Please refer to the pricing methods used for these types of securities.

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

The carrying values of cash and cash equivalents, accrued investment income, other investments, net receivable on sales of investments, net payable on purchases of investments, payable under repurchase agreements, the amount outstanding under the BCRH Credit Agreement (as defined in Note 10) and other financial instruments not described above approximated their fair values at September 30, 2016 and December 31, 2015.
Transfers between levels are assumed to occur at the end of each period.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont'd.
The following table sets forth the Company's fixed maturity investments, equity securities, short-term investments, securities pledged under repurchase agreements, other assets and liabilities and debt categorized by the level within the hierarchy in which the fair value measurements fall at September 30, 2016:

	Fair Value Measurements at September 30, 2016
	Total at September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed maturity investments
U.S. government and agencies securities	$743,504	$51,668	$691,836	$—
U.S. state and municipal securities	15,975	—	15,975	—
Foreign government securities	213,076	—	213,076	—
Government guaranteed corporate securities	41,437	—	41,437	—
Corporate securities	2,072,074	—	1,893,278	178,796
Residential mortgage-backed securities	1,329,069	—	1,329,069	—
Commercial mortgage-backed securities	714,142	—	712,448	1,694
Collateralized loan and debt obligations	393,922	—	393,865	57
Asset-backed securities	466,873	—	466,873	—
Total fixed maturity investments	5,990,072	51,668	5,757,857	180,547
Equity securities
Equity investments	351,367	163,412	187,955	—
Emerging market debt funds	87,725	—	87,725	—
Convertible funds	48,644	—	48,644	—
Preferred equity investments	14,618	—	14,618	—
Short-term fixed income fund	17,168	17,168	—	—
Total equity securities	519,522	180,580	338,942	—
Short-term investments	261,388	—	261,388	—
Securities pledged under repurchase agreements (see Note 10)	124,303	—	124,303	—
Other assets (see Note 7)	159,273	2,331	124,373	32,569
Total assets	$7,054,558	$234,579	$6,606,863	$213,116
Liabilities
Other liabilities (see Note 7)	$97,958	$2,942	$67,075	$27,941
Debt	799,393	—	799,393	—
Total liabilities	$897,351	$2,942	$866,468	$27,941
During the three months ended September 30, 2016, $62.9 million of primarily corporate securities were transferred into Level 3 as no observable inputs were available. No securities were transferred out of Level 3 to Level 2 during the period.
During the three months ended September 30, 2015, $128.9 million of primarily of corporate securities were transferred into Level 3 as no observable inputs were available. No securities were transferred out of Level 3 to Level 2 during the period.
During the nine months ended September 30, 2016, $79.3 million of primarily corporate securities were transferred into Level 3 as no observable inputs were available. $5.5 million of primarily corporate securities were transferred out of Level 3 to Level 2 during the period as market activity for these securities increased and observable inputs became available.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont'd.
During the nine months ended September 30, 2015, $130.9 million of primarily of corporate securities were transferred into Level 3 as no observable inputs were available, and $9.2 million of primarily asset-backed and commercial mortgage-backed securities were transferred out of Level 3 to Level 2 during the period as market activity for these securities increased and observable inputs became available.
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
Level 3 assets represented 3.0% and 2.2% of the Company's total fair valued assets at September 30, 2016 and December 31, 2015, respectively. Level 3 securities are primarily comprised of corporate securities, commercial mortgage-backed securities, collateralized loan and debt obligations, and weather derivatives. There were no material changes in the Company's valuation techniques for the nine months ended September 30, 2016.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont'd.
Other assets and other liabilities measured at fair value and classified as Level 3 at September 30, 2016 include assets of $32.6 million (December 31, 2015 - $41.5 million) and liabilities of $27.9 million (December 31, 2015 - $42.0 million) related to proprietary, non-exchange traded derivative-based risk management products used in the Company's weather risk management business, and hedging and trading activities related to these risks. In instances where market prices are not available, the Company may use industry or internally developed valuation techniques such as historical analysis and simulation modeling to determine fair value and are considered Level 3.
Observable and unobservable inputs to these valuation techniques vary by contract requirements and commodity type, are validated using market-based or independently sourced parameters where applicable and may typically include the following:
•Observable inputs: contract price, notional, option strike, term to expiry, contractual limits, temperature, rainfall, windspeed, wave height, snow fall, cyclone category;
•Unobservable inputs: correlation, composite weather variable; and
•Both observable and unobservable: forward commodity price.
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
Below is a summary of quantitative information regarding the significant inputs used in determining the fair value of the net weather and energy related derivative assets and liabilities classified in Level 3 that are measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015:

September 30, 2016
	Fair Value (Level 3)	Valuation Techniques	Inputs	Range
				Low	High
(Commodity curve in U.S. dollars in thousands)
Net weather and energy related derivative assets	$4,628	Historical Analysis and Simulation	Correlation	0	1
			Temperature	-15F	115F
			Composite weather variable	-25 deg.	45 deg.
			Rainfall	0"	2"
			Windspeed	0.01 m/s	25 m/s
			Wave height	0 m	25 m
			Commodity curve	$(1)	$14

December 31, 2015
	Fair Value (Level 3)	Valuation Techniques	Inputs	Range
				Low	High
(Commodity curve in U.S. dollars in thousands)
Net weather and energy related derivative liabilities	$526	Historical Analysis and Simulation	Correlation	0	1
			Temperature	-15F	115F
			Composite weather variable	-25 deg.	45 deg.
			Rainfall	0"	2"
			Windspeed	0.01 m/s	25 m/s
			Snowfall	0"	18"
			Cyclone (category)	0	5
			Commodity curve	$—	$13

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont'd.
The following tables present a reconciliation of the beginning and ending balances for all assets and liabilities measured at fair value on a recurring basis using Level 3 inputs during the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016
	Fixed maturity investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$109,025	$34,357	$143,382	$(21,549)
Total realized and unrealized gains included in earnings	1,585	—	1,585	—
Total realized and unrealized losses included in earnings	(117)	—	(117)	—
Total income included in other underwriting (loss) income	—	1,651	1,651	7,186
Total loss included in other underwriting (loss) income	—	(3,762)	(3,762)	(3,185)
Change in unrealized gains included in other comprehensive income (loss)	60	—	60	—
Change in unrealized losses included in other comprehensive income (loss)	(46)	—	(46)	—
Purchases	15,004	—	15,004	—
Issues	—	9,378	9,378	(14,035)
Sales	(7,831)	—	(7,831)	—
Settlements	—	(9,055)	(9,055)	3,642
Transfers into Level 3	62,867	—	62,867	—
Transfers out of Level 3	—	—	—	—
Level 3, end of period	$180,547	$32,569	$213,116	$(27,941)

	Three Months Ended September 30, 2015
	Fixed maturity investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$4,707	$23,691	$28,398	$(22,184)
Total realized and unrealized losses included in earnings	(24)	—	(24)	—
Total income included in other underwriting (loss) income	—	1,589	1,589	14,745
Total loss included in other underwriting (loss) income	—	(11,794)	(11,794)	(2,552)
Change in unrealized gains included in other comprehensive income (loss)	85	—	85	—
Change in unrealized losses included in other comprehensive income (loss)	(35)	—	(35)	—
Purchases	—	1,250	1,250	(737)
Issues	—	5,441	5,441	(9,058)
Sales	(237)	—	(237)	—
Settlements	—	—	—	61
Transfers into Level 3	128,880	—	128,880	—
Transfers out of Level 3	—	—	—	—
Level 3, end of period	$133,376	$20,177	$153,553	$(19,725)

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont'd.
The following tables present a reconciliation of the beginning and ending balances for all assets and liabilities measured at fair value on a recurring basis using Level 3 inputs during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016
	Fixed maturity investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$112,453	$41,503	$153,956	$(42,029)
Total realized and unrealized gains included in earnings	3,901	—	3,901	—
Total realized and unrealized losses included in earnings	(2,464)	—	(2,464)	—
Total income included in other underwriting (loss) income	—	5,199	5,199	18,305
Total loss included in other underwriting (loss) income	—	(11,544)	(11,544)	(8,541)
Change in unrealized gains included in other comprehensive income (loss)	384	—	384	—
Change in unrealized losses included in other comprehensive income (loss)	(121)	—	(121)	—
Purchases	16,678	—	16,678	—
Issues	—	22,964	22,964	(32,780)
Sales	(24,100)	—	(24,100)	—
Settlements	—	(25,553)	(25,553)	37,104
Transfers into Level 3	79,332	—	79,332	—
Transfers out of Level 3	(5,516)	—	(5,516)	—
Level 3, end of period	$180,547	$32,569	$213,116	$(27,941)

	Nine Months Ended September 30, 2015
	Fixed maturity investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$12,290	$25,615	$37,905	$(35,366)
Total realized and unrealized gains included in earnings	113	—	113	—
Total realized and unrealized losses included in earnings	(35)	—	(35)	—
Total income included in other underwriting (loss) income	—	7,184	7,184	35,610
Total loss included in other underwriting (loss) income	—	(24,788)	(24,788)	(9,772)
Change in unrealized gains included in other comprehensive income (loss)	109	—	109	—
Change in unrealized losses included in other comprehensive income (loss)	(228)	—	(228)	—
Purchases	—	1,250	1,250	(737)
Issues	—	17,774	17,774	(27,806)
Sales	(547)	—	(547)	—
Settlements	—	(6,858)	(6,858)	18,346
Transfers into Level 3	130,850	—	130,850	—
Transfers out of Level 3	(9,176)	—	(9,176)	—
Level 3, end of period	$133,376	$20,177	$153,553	$(19,725)

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
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income available to common and participating common shareholders	$130,070	$43,635	$313,069	$219,944
Less amount allocated to participating common shareholders(1)	(2,607)	(1,251)	(6,662)	(6,442)
Net income allocated to common shareholders	$127,463	$42,384	$306,407	$213,502
Denominator:
Weighted average shares - basic	66,185,375	57,923,044	65,920,276	48,453,368
Share equivalents:
Options	37,597	111,760	53,438	137,366
Restricted shares	18,976	11,344	8,699	1,367
Weighted average shares - diluted	66,241,948	58,046,148	65,982,413	48,592,101

Basic earnings per common share	$1.93	$0.73	$4.65	$4.41
Diluted earnings per common share	$1.92	$0.73	$4.64	$4.39

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

5.     Earnings per share, cont'd.
Endurance Holdings declared a dividend of $396.8750 per Series C preferred share on August 17, 2016 (2015 - Series A: $0.484375, Series B: $0.468750, Series C - Nil). The Series C preferred share dividend was paid on September 15, 2016 to shareholders of record on September 1, 2016. Endurance Holdings also declared a dividend of $0.38 per common share on August 17, 2016 (2015 - $0.35). The dividend was paid on September 30, 2016 to shareholders of record on September 16, 2016.
On June 1, 2016, Endurance Holdings redeemed all 9,200,000 of its Series B preferred shares. The Series B preferred shares were redeemed at a redemption price of $25.00 per share together with a dividend of $0.395830 per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Dividends declared per Series A preferred share	$—	$0.484375	$—	$1.453125
Dividends declared per Series B preferred share	$—	$0.468750	$0.864580	$1.406250
Dividends declared per Series C preferred share	$396.8750	$—	$1,283.2292	$—
Dividends declared per common share	$0.38	$0.35	$1.14	$1.05

6.	Accumulated other comprehensive income (loss)
The following tables present the changes in accumulated other comprehensive income (loss) balances by component for the three months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30, 2016
	Losses on cash flow hedges	Unrealized gains (losses) on available for sale securities	Foreign currency translation adjustments	Total
Beginning balance	$(1,634)	$103,957	$(82,374)	$19,949
Other comprehensive income (loss) before reclassifications	—	24,799	(13,114)	11,685
Amounts reclassified from accumulated other comprehensive income (loss)(1)	22	(3,663)	—	(3,641)
Net current period other comprehensive income (loss)	22	21,136	(13,114)	8,044
Ending balance	$(1,612)	$125,093	$(95,488)	$27,993
(1)All amounts are net of tax.

	For the Three Months Ended September 30, 2015
	Losses on cash flow hedges	Unrealized gains (losses) on available for sale securities	Foreign currency translation adjustments	Total
Beginning balance	$(1,722)	43,610	$(4,923)	$36,965
Other comprehensive income (loss) before reclassifications	—	(18,258)	(15,625)	(33,883)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	22	(11,648)	—	(11,626)
Net current period other comprehensive income (loss)	22	(29,906)	(15,625)	(45,509)
Ending balance	$(1,700)	$13,704	$(20,548)	$(8,544)
(1)All amounts are net of tax.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.	Accumulated other comprehensive income (loss), cont'd.
The following tables present the changes in accumulated other comprehensive income (loss) balances by component for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30, 2016
	Losses on cash flow hedges	Unrealized gains (losses) on available for sale securities	Foreign currency translation adjustments	Total
Beginning balance	$(1,678)	$(12,638)	$(32,318)	$(46,634)
Other comprehensive income (loss) before reclassifications	—	116,722	(63,170)	53,552
Amounts reclassified from accumulated other comprehensive income (loss)(1)	66	21,009	—	21,075
Net current period other comprehensive income (loss)	66	137,731	(63,170)	74,627
Ending balance	$(1,612)	$125,093	$(95,488)	$27,993
(1)All amounts are net of tax.

	For the Nine Months Ended September 30, 2015
	Losses on cash flow hedges	Unrealized gains (losses) on available for sale securities	Foreign currency translation adjustments	Total
Beginning balance	$(1,766)	$86,100	$(7,628)	$76,706
Other comprehensive income (loss) before reclassifications	—	(35,195)	(12,920)	(48,115)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	66	(37,201)	—	(37,135)
Net current period other comprehensive income (loss)	66	(72,396)	(12,920)	(85,250)
Ending balance	$(1,700)	$13,704	$(20,548)	$(8,544)
(1)All amounts are net of tax.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.	Accumulated other comprehensive income (loss), cont'd.
The following tables present the significant items reclassified out of accumulated other comprehensive income (loss) during the three months ended September 30, 2016 and 2015:

Three Months Ended September 30, 2016
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
Losses on cash flow hedges - Debt	$22	Interest expense
	22	Total before income taxes
	—	Income tax expense
	$22	Total net of income taxes

Unrealized gains on available for sale securities	$(4,476)	Net realized and unrealized gains
	183	Net impairment losses recognized in earnings
	(4,293)	Total before income taxes
	630	Income tax expense
	$(3,663)	Total net of income taxes

Three Months Ended September 30, 2015
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
Losses on cash flow hedges - Debt	$22	Interest expense
	22	Total before income taxes
	—	Income tax expense
	$22	Total net of income taxes

Unrealized gains on available for sale securities	$(11,871)	Net realized and unrealized gains
	38	Net impairment losses recognized in earnings
	(11,833)	Total before income taxes
	185	Income tax expense
	$(11,648)	Total net of income taxes

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.	Accumulated other comprehensive income (loss), cont'd.
The following tables present the significant items reclassified out of accumulated other comprehensive income (loss) during the nine months ended September 30, 2016 and 2015:

Nine Months Ended September 30, 2016
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
Losses on cash flow hedges - Debt	$66	Interest expense
	66	Total before income taxes
	—	Income tax expense
	$66	Total net of income taxes

Unrealized losses on available for sale securities	$9,620	Net realized and unrealized losses
	10,647	Net impairment losses recognized in earnings
	20,267	Total before income taxes
	742	Income tax expense
	$21,009	Total net of income taxes

Nine Months Ended September 30, 2015
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
Losses on cash flow hedges - Debt	$66	Interest expense
	66	Total before income taxes
	—	Income tax expense
	$66	Total net of income taxes

Unrealized gains on available for sale securities	$(39,230)	Net realized and unrealized gains
	1,111	Net impairment losses recognized in earnings
	(38,119)	Total before income taxes
	918	Income tax expense
	$(37,201)	Total net of income taxes

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
Loss Development Cover – as part of the sale of Montpelier U.S. Insurance Company ("MUSIC") to Selective Insurance Group, Inc. ("Selective"), Montpelier Reinsurance Ltd. (now Endurance Bermuda) entered into a loss development cover with MUSIC which ensures that MUSIC's reserve for losses and loss expenses relating to retained business written on or prior to December 31, 2011 remains adequate. Under the loss development cover, any future adverse development associated with such retained reserves will be protected by Endurance Bermuda and any future favorable development associated with such retained reserves will benefit Endurance Bermuda.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

7.	Derivatives, cont'd.
The fair values and the related notional values of derivatives at September 30, 2016 and December 31, 2015 are shown below.

	September 30, 2016		December 31, 2015
	Fair Value	Notional Principal Amount	Fair Value	Notional Principal Amount
Derivatives recorded in other assets
Foreign exchange forward contracts	$213	$32,895	$425	$38,818
Credit default swaps	117	3,241	36	4,225
ILWs	2,336	20,000	—	—
TBAs	121,707	115,900	26,924	25,700
Energy and weather contracts	34,900	96,859	41,507	70,388
Total recorded in other assets	$159,273		$68,892
Derivatives recorded in other liabilities
Foreign exchange forward contracts	$118	$41,736	$372	$30,400
Credit default swaps	31	2,059	276	7,800
Interest rate swaps	110	1,100	7	42,000
Interest rate futures	—	—	8	54,488
ILWs	733	14,209	259	19,500
LIBOR swap	114	100,000	233	100,000
TBAs	61,991	59,000	—	—
Loss development cover	3,978	24,426	2,904	22,322
Energy and weather contracts	30,883	153,344	42,029	148,325
Total recorded in other liabilities	$97,958		$46,088
Net derivative asset	$61,315		$22,804
At September 30, 2016, the Company's derivative assets of $159.3 million (December 31, 2015 - $68.9 million) and liabilities of $98.0 million (December 31, 2015 - $46.1 million) are subject to master netting agreements, which provide for the ability to settle the derivative asset and liability with each counterparty on a net basis. Interest rate futures are not subject to master netting agreements. At September 30, 2016 and December 31, 2015, the Company's derivative instruments were recorded on a gross basis in the Condensed Consolidated Balance Sheets.
At September 30, 2016, the Company held no reverse repurchase agreements. At December 31, 2015, the Company held $30.0 million reverse repurchase agreements. These agreements were fully collateralized, were generally outstanding for a short period of time and were presented as part of cash and cash equivalents in the Condensed Consolidated Balance Sheets. The required collateral for these agreements was either cash or U.S. treasury securities at a minimum rate of 102% of the principal amount. Upon maturity, the Company received the principal and interest income.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

7.	Derivatives, cont'd.
The gains and losses on the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for derivatives for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total (losses) gains included in net foreign exchange (gains) losses from foreign exchange forward contracts	$(231)	$155	$(732)	$1,281

Interest rate futures	—	(78)	(227)	17
Credit default swaps	70	(143)	(12)	(134)
Interest rate swaps	(69)	(705)	(117)	(940)
Interest rate swaptions	—	28	(27)	56
ILWs	(958)	(652)	(898)	(652)
LIBOR swap	232	(173)	120	(173)
TBAs	270	(82)	1,232	531
Total (losses) gains included in net realized and unrealized gains	(455)	(1,805)	71	(1,295)

Energy and weather contracts	1,486	1,988	2,808	8,030
Loss development cover	(618)	(465)	(2,104)	(465)
Total gains included in other underwriting (loss) income	868	1,523	704	7,565

Total gains (losses) from derivatives	$182	$(127)	$43	$7,551

8.	Stock-based employee compensation and other stock plans
The Company has a stock-based employee compensation plan, which provides the Company with the ability to grant options to purchase the Company's ordinary shares, share appreciation rights, restricted shares, restricted share units, share bonuses and other equity incentive awards to key employees.
No options were granted, expired or vested during the quarters ended September 30, 2016 and 2015. No options were exercised during the quarter ended September 30, 2016 (2015 - 480,000). The total intrinsic value of options exercised during the quarter ended September 30, 2015 was $9.5 million. The Company received proceeds of $23.1 million from the exercise of options during the quarter ended September 30, 2015. The Company issued new ordinary shares in connection with the exercise of the above options. For the quarter ended September 30, 2016, compensation costs recognized in earnings for all options totaled $0.1 million (2015 - $0.3 million). At September 30, 2016, compensation costs not yet recognized related to unvested stock options was $0.3 million (2015 - $1.3 million).
No options were granted or expired during the nine months ended September 30, 2016 and 2015. During the nine months ended September 30, 2016, 160,000 (2015 - 480,000) options were exercised. During the nine months ended September 30, 2016, 160,000 options vested (2015 - 160,000). The total intrinsic value of options exercised during the nine months ended September 30, 2016 was $3.2 million (2015 - $9.5 million). The Company received proceeds of $7.7 million from the exercise of options during the nine months ended September 30, 2016 (2015 - $23.1 million). The Company issued new ordinary shares in connection with the exercise of the above options. For the nine months ended September 30, 2016, compensation costs recognized in earnings for all options totaled $0.7 million (2015 - $1.3 million).

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

8.	Stock-based employee compensation and other stock plans, cont'd.
During the quarter ended September 30, 2016, the Company granted an aggregate of 24,250 (2015 – 856,629) restricted shares and restricted share units. The restricted shares and restricted share units granted had weighted average grant date fair values of $1.6 million (2015 - $59.4 million). During the quarter ended September 30, 2016, the aggregate fair value of restricted shares and restricted share units that vested was nil (2015 - $23.0 million). For the quarter ended September 30, 2016, compensation costs recognized in earnings for all restricted shares and restricted share units were $8.2 million (2015 - $28.1 million). At September 30, 2016, compensation costs not yet recognized related to unvested restricted shares and restricted share units was $34.4 million (2015 - $32.0 million).
During the nine months ended September 30, 2016, the Company granted an aggregate of 638,217 (2015 – 1,360,981) restricted shares and restricted share units. The restricted shares and restricted share units granted had weighted average grant date fair values of $38.5 million (2015 - $89.4 million). During the nine months ended September 30, 2016, the aggregate fair value of restricted shares and restricted share units that vested was $41.2 million (2015 - $44.7 million). For the nine months ended September 30, 2016, compensation costs recognized in earnings for all restricted shares and restricted share units were $27.4 million (2015 - $45.0 million).
Employee Share Purchase Plan
The Company also has an Employee Share Purchase Plan ("ESPP") under which employees of Endurance Holdings and certain of its subsidiaries may purchase the Company's ordinary shares. For the three and nine months ended September 30, 2016, total expenses related to the Company's ESPP were approximately $109,000 (2015 - $76,000) and $324,000 (2015 - $220,000), respectively.

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
The following table provides a summary of segment revenues and results for the three months ended September 30, 2016 and the reserve for losses and loss expenses as of September 30, 2016:

	Three Months Ended September 30, 2016
	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$568,277	$192,410	$760,687
Ceded premiums written	(365,573)	(46,128)	(411,701)
Net premiums written	202,704	146,282	348,986
Net premiums earned	272,603	337,553	610,156
Other underwriting loss	—	(466)	(466)
	272,603	337,087	609,690
Expenses
Net losses and loss expenses	202,717	128,745	331,462
Acquisition expenses	41,773	79,618	121,391
General and administrative expenses	40,658	27,080	67,738
	285,148	235,443	520,591
Underwriting (loss) income	$(12,545)	$101,644	89,099

Net investment income			62,236
Corporate expenses			(11,952)
Net foreign exchange gains			18,576
Net realized and unrealized gains			13,405
Net impairment losses recognized in earnings			(183)
Amortization of intangibles			(21,154)
Interest expense			(10,826)
Income before income taxes			$139,201

Net loss ratio	74.4%	38.1%	54.3%
Acquisition expense ratio	15.3%	23.6%	19.9%
General and administrative expense ratio	14.9%	8.0%	13.1%	(1)
Combined ratio	104.6%	69.7%	87.3%

Reserve for losses and loss expenses	$2,712,403	$2,095,465	$4,807,868
(1) Total general and administrative expense ratio includes general and administrative expenses and corporate expenses.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont'd.
The following table provides a summary of segment revenues and results for the three months ended September 30, 2015 and the reserve for losses and loss expenses as of September 30, 2015:

	Three Months Ended September 30, 2015
	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$448,563	$194,034	$642,597
Ceded premiums written	(273,626)	(32,281)	(305,907)
Net premiums written	174,937	161,753	336,690
Net premiums earned	234,143	322,860	557,003
Other underwriting income	—	227	227
	234,143	323,087	557,230
Expenses
Net losses and loss expenses	139,603	124,390	263,993
Acquisition expenses	24,375	66,082	90,457
General and administrative expenses	31,880	28,913	60,793
	195,858	219,385	415,243
Underwriting income	$38,285	$103,702	141,987

Net investment income			16,533
Corporate expenses			(74,308)
Net foreign exchange losses			(8,621)
Net realized and unrealized gains			5,029
Net impairment losses recognized in earnings			(38)
Amortization of intangibles			(11,318)
Interest expense			(12,324)
Income before income taxes			$56,940

Net loss ratio	59.6%	38.5%	47.4%
Acquisition expense ratio	10.4%	20.5%	16.2%
General and administrative expense ratio	13.6%	9.0%	24.3%	(1)
Combined ratio	83.6%	68.0%	87.9%

Reserve for losses and loss expenses	$2,429,385	$2,060,451	$4,489,836
(1) Total general and administrative expense ratio includes general and administrative expenses and corporate expenses.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont'd.
The following table provides gross and net premiums written by line of business for the three months ended September 30, 2016 and 2015:

	Gross premiums written	Net premiums written	Gross premiums written	Net premiums written
Business Segment	2016	2016	2015	2015
Insurance
Agriculture	$151,483	$49,062	$156,145	$29,634
Casualty and other specialty	168,644	68,211	128,509	64,490
Professional lines	97,432	30,328	80,069	37,479
Property, marine/energy and aviation	150,718	55,103	83,840	43,334
Total Insurance	568,277	202,704	448,563	174,937
Reinsurance
Catastrophe	51,040	32,696	40,660	14,814
Property	41,975	40,882	53,423	52,887
Casualty	35,438	35,772	42,802	42,802
Professional lines	33,289	31,883	31,705	31,705
Specialty	30,668	5,049	25,444	19,545
Total Reinsurance	192,410	146,282	194,034	161,753
Total	$760,687	$348,986	$642,597	$336,690

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont'd.
The following table provides a summary of the segment revenues and results for the nine months ended September 30, 2016:

	Nine Months Ended September 30, 2016
	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$1,997,100	$1,512,194	$3,509,294
Ceded premiums written	(1,183,850)	(319,848)	(1,503,698)
Net premiums written	813,250	1,192,346	2,005,596
Net premiums earned	745,956	1,016,999	1,762,955
Other underwriting loss	—	(1,980)	(1,980)
	745,956	1,015,019	1,760,975
Expenses
Net losses and loss expenses	499,104	451,798	950,902
Acquisition expenses	104,999	232,195	337,194
General and administrative expenses	108,912	86,130	195,042
	713,015	770,123	1,483,138
Underwriting income	$32,941	$244,896	277,837

Net investment income			117,394
Corporate expenses			(35,553)
Net foreign exchange gains			63,056
Net realized and unrealized gains			33,539
Net impairment losses recognized in earnings			(10,647)
Amortization of intangibles			(63,471)
Interest expense			(33,053)
Income before income taxes			$349,102

Net loss ratio	66.9%	44.4%	53.9%
Acquisition expense ratio	14.1%	22.8%	19.1%
General and administrative expense ratio	14.6%	8.5%	13.1%	(1)
Combined ratio	95.6%	75.7%	86.1%
(1) Total general and administrative expense ratio includes general and administrative expenses and corporate expenses.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont'd.
The following table provides a summary of the segment revenues and results for the nine months ended September 30, 2015:

	Nine Months Ended September 30, 2015
	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$1,653,647	$1,151,566	$2,805,213
Ceded premiums written	(984,372)	(160,114)	(1,144,486)
Net premiums written	669,275	991,452	1,660,727
Net premiums earned	571,467	833,530	1,404,997
Other underwriting income	—	4,022	4,022
	571,467	837,552	1,409,019
Expenses
Net losses and loss expenses	359,598	315,453	675,051
Acquisition expenses	57,960	199,561	257,521
General and administrative expenses	89,289	81,359	170,648
	506,847	596,373	1,103,220
Underwriting income	$64,620	$241,179	305,799

Net investment income			90,646
Corporate expenses			(99,210)
Net foreign exchange losses			(29,154)
Net realized and unrealized gains			32,898
Net impairment losses recognized in earnings			(1,111)
Amortization of intangibles			(14,496)
Interest expense			(30,445)
Income before income taxes			$254,927

Net loss ratio	63.0%	37.8%	48.1%
Acquisition expense ratio	10.1%	23.9%	18.3%
General and administrative expense ratio	15.6%	9.8%	19.2%	(1)
Combined ratio	88.7%	71.5%	85.6%
(1) Total general and administrative expense ratio includes general and administrative expenses and corporate expenses.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont'd.
The following table provides gross and net premiums written by line of business for the nine months ended September 30, 2016 and 2015:

	Gross premiums written	Net premiums written	Gross premiums written	Net premiums written
Business Segment	2016	2016	2015	2015
Insurance
Agriculture	$714,621	$254,727	$785,073	$254,771
Casualty and other specialty	484,980	209,673	375,247	174,850
Professional lines	297,526	124,866	231,565	105,153
Property, marine/energy and aviation	499,973	223,984	261,762	134,501
Total Insurance	1,997,100	813,250	1,653,647	669,275
Reinsurance
Catastrophe	488,865	319,245	304,900	190,579
Property	229,087	222,242	209,683	206,454
Casualty	216,421	215,412	149,032	149,032
Professional lines	217,476	215,134	209,803	209,803
Specialty	360,345	220,313	278,148	235,584
Total Reinsurance	1,512,194	1,192,346	1,151,566	991,452
Total	$3,509,294	$2,005,596	$2,805,213	$1,660,727

10.	Commitments and contingencies
Concentrations of credit risk. The Company's reinsurance recoverables on paid and unpaid losses at September 30, 2016 and December 31, 2015 amounted to $1,436.3 million and $1,196.0 million, respectively. At September 30, 2016, substantially all reinsurance recoverables on paid and unpaid losses were due from the U.S. government or from reinsurers rated A- or better by A.M. Best Company, Inc. or Standard & Poor's Corporation. At September 30, 2016 and December 31, 2015, the Company held collateral of $479.8 million and $321.5 million, respectively, related to its ceded reinsurance agreements.
Major production sources. The following table shows the percentage of gross premiums written generated through the Company's largest brokers for the nine months ended September 30, 2016 and 2015, respectively:

Broker	2016	2015
Marsh & McLennan Companies, Inc.	20.6%	24.9%
Aon Benfield	14.4%	15.8%
Willis Companies	9.5%	12.8%
Total of largest brokers	44.5%	53.5%
Letters of credit. As of September 30, 2016, the Company had issued letters of credit of $278.7 million (December 31, 2015 – $341.6 million) under its credit facilities and letter of credit reimbursement agreements in favor of certain ceding companies to collateralize obligations.
Investment commitments. As of September 30, 2016 and December 31, 2015, the Company had pledged cash and cash equivalents and fixed maturity investments of $111.2 million and $108.9 million, respectively, in favor of certain ceding companies to collateralize obligations. As of September 30, 2016 and December 31, 2015, the Company had also pledged $319.3 million and $383.3 million of its cash and fixed maturity investments as required to meet collateral obligations for $278.7 million and $341.6 million, respectively, in letters of credit outstanding under its credit facilities and letter of credit reimbursement agreements. In addition, as of September 30, 2016 and December 31, 2015, cash and fixed maturity investments with fair values of $211.1 million and $208.3 million were on deposit with U.S. state regulators, respectively.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

10.	Commitments and contingencies, cont'd.
The Company is subject to certain commitments with respect to other investments at September 30, 2016 and December 31, 2015. See Note 3, Investments.
Investment assets held in trust. Blue Water Re and Blue Water Re II do not operate with a financial strength rating and, instead, fully collateralize their reinsurance obligations through cash and cash equivalents held in trust funds established by Blue Water Re and Blue Water Re II (the "Blue Water Trusts") for the benefit of ceding companies. As of September 30, 2016, the fair value of the assets held in the Blue Water Trusts was $405.2 million (December 31, 2015 - $438.9 million), which met the minimum value required on that date.
As of September 30, 2016, Blue Capital Re had pledged $180.7 million (December 31, 2015 - $195.3 million) of its cash and cash equivalents to trust accounts established for the benefit of Blue Water Re.
Blue Capital Re ILS fully collateralizes its insurance-linked security obligations through cash and cash equivalents held in trust funds established by Blue Capital Re ILS (the "Blue Capital Re ILS Trusts") for the benefit of third parties. As of September 30, 2016, the fair value of the assets held in the Blue Capital Re ILS Trusts was $3.3 million (December 31, 2015 - $5.2 million), which met the minimum value required on that date.
During 2015, Endurance Bermuda established a multi-beneficiary reinsurance trust (the "Endurance Reinsurance Trust") domiciled in Delaware. The Endurance Reinsurance Trust was established as a means of providing statutory credit to Endurance Bermuda's U.S. cedants. As of September 30, 2016, the fair value of the investments held in the Endurance Reinsurance Trust exceeded $806.6 million (December 31, 2015 - $94.1 million), the minimum value required on that date.
During 2015, Endurance Bermuda also established a second multi-beneficiary reinsurance trust domiciled in Delaware as a means of providing statutory credit to Endurance Bermuda's U.S. cedants in connection with a reduction in collateral requirements in certain states (the "Reduced Collateral Trust"). As of September 30, 2016, the fair value of the assets held in the Reduced Collateral Trust exceeded $21.4 million (December 31, 2015 - $10.8 million), the minimum value required on that date.
Endurance Bermuda is party to a reinsurance trust (the "MUSIC Trust"). The MUSIC Trust was established as a means of providing statutory credit to MUSIC in support of the business retained in connection with the 2011 sale by Montpelier of MUSIC. As of September 30, 2016, the fair value of the assets held in the MUSIC Trust was $22.1 million (December 31, 2015 - $21.3 million).
Endurance Bermuda is party to a Lloyd's Deposit Trust Deed (the "Lloyd's Capital Trust") in order to meet Endurance Corporate Capital Limited ("ECCL")'s ongoing funds at Lloyd's ("FAL") requirements. The minimum value of cash and investments held by the Lloyd’s Capital Trust is subject to approval by Lloyd's and is based on ECCL's Solvency Capital Requirement, which is used to determine the required amount of FAL. As of September 30, 2016, the fair value of cash and investments held in the Lloyd's Capital Trust was $278.6 million (December 31, 2015 - $276.8 million), which met the minimum value required on that date.
Premiums received by Syndicate 5151 are required to be received into the Lloyd's Premiums Trust Funds (the "Premiums Trust Funds"). Under the Premiums Trust Funds' deeds, assets may only be used for the payment of claims and valid expenses for a stated period of time. As of September 30, 2016, the fair value of all assets held in the Premiums Trust Funds was $177.2 million (December 31, 2015 - $231.9 million).

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
Lloyd's New Central Fund. The Lloyd's New Central Fund is available to satisfy claims if a member of Lloyd's is unable to meet its obligations to policyholders. The Lloyd's New Central Fund is funded by an annual levy imposed on members, which is determined annually by Lloyd's as a percentage of each member's gross written premiums (0.35% with respect to 2016). In addition, the Council of Lloyd's has power to call on members to make an additional contribution to the Lloyd's New Central Fund of up to 3.0% of their underwriting capacity each year should it decide that such additional contributions are necessary. The Company currently estimates that its 2016 obligation to the Lloyd's New Central Fund will be approximately $1.2 million and accrues for this obligation ratably throughout the year on a quarterly basis.
Lloyd's also imposes other charges on its members and the syndicates on which they participate, including an annual subscription charge (0.45% of gross written premiums with respect to 2016) and an overseas business charge, levied as a percentage of gross international premiums (defined as business outside the U.K. and the Channel Islands), with the percentage depending on the type of business written. Lloyd's also has power to impose additional charges under Lloyd's Powers of Charging Byelaw. The Company currently estimates that its 2016 obligation to Lloyd's for such charges will be approximately $1.6 million and accrues for this obligation ratably throughout the year on a quarterly basis.
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
As of September 30, 2016, BCRH had no outstanding borrowings under the BCRH Credit Agreement (December 31, 2015 - $13.0 million). With respect to BCRH's outstanding borrowings at December 31, 2015, $4.0 million was repaid on February 2, 2016 and was subject to an annual interest rate of 1.33%, $5.0 million was repaid on February 22, 2016 and was subject to an annual interest rate of 1.48%, and $4.0 million was repaid on March 11, 2016 and was subject to an annual interest rate of 1.51%.
On May 6, 2016, the Company, through a wholly-owned subsidiary, entered into a credit facility agreement with BCRH (the "BCRH Credit Facility"). The BCRH Credit Facility provides BCRH with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes and expires on September 30, 2018. Borrowings under the BCRH Credit Facility bear interest, set at the time of the borrowing, at a rate equal to the applicable LIBOR rate plus 150 basis points.  The BCRH Credit Facility contains covenants that limit BCRH's ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, or incur debt.  If BCRH fails to comply with any of these covenants, the Company could terminate the BCRH Credit Facility and exercise remedies against BCRH. In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with BCML by BCRH, the Company has the right to terminate the BCRH Credit Facility. As of September 30, 2016, BCRH had no outstanding borrowings under the BCRH Credit Facility.
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
As of September 30, 2016, BCGR had no outstanding borrowings under the BCGR Credit Agreement (December 31, 2015 - $6.0 million). With respect to BCGR's outstanding borrowing at December 31, 2015, $3.0 million was repaid on February 1, 2016 and was subject to an annual interest rate of 1.54%, and $3.0 million was repaid on February 12, 2016 and was subject to an annual interest rate of 1.51%.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

10.	Commitments and contingencies, cont'd.
On May 6, 2016, the Company, through a wholly-owned subsidiary, entered into a credit facility agreement with BCGR (the "BCGR Credit Facility"). The BCGR Credit Facility provides BCGR with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes and expires on September 30, 2018. Borrowings under the BCGR Credit Facility bear interest, set at the time of the borrowing, at a rate equal to the applicable LIBOR rate plus 150 basis points.  The BCGR Credit Facility contains covenants that limit BCGR's ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, or incur debt.  If BCGR fails to comply with any of these covenants, the Company could terminate the BCGR Credit Facility and exercise remedies against BCGR. In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with BCML by BCGR, the Company has the right to terminate the BCGR Credit Facility. As of September 30, 2016, BCGR had no outstanding borrowings under the BCGR Credit Facility.
Investment repurchase agreements. At September 30, 2016, the Company's investment repurchase agreement obligations of $121.0 million were fully collateralized. The following table presents the fair value of collateral pledged under repurchase agreements by investment category. The remaining contractual maturity of the repurchase agreements is less than 30 days.

September 30, 2016
Collateral pledged under repurchase agreements
U.S. government and agencies securities	$25,876
Residential mortgage-backed securities	98,427
$124,303
Gross amount of recognized liabilities for repurchase agreements	$120,997
Pledged collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transaction. In the event of a decline in the fair value of the pledged collateral under these agreements, the Company may be required to transfer cash or additional securities as pledged collateral under these agreements. Upon termination of the transactions, the Company and its counterparties are obligated to return the amounts borrowed and the securities transferred, respectively.
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
Operating leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at September 30, 2016 are as follows:

Twelve months ended September 30,	Amount
2017	$15,810
2018	16,194
2019	15,644
2020	14,874
2021	13,132
2022 and thereafter	17,425
$93,079
Total net lease expense under operating leases for the nine months ended September 30, 2016 was $8.7 million (2015 – $10.5 million).

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
11.     Debt and financing arrangements
Credit Facility
On March 23, 2016, the Company and certain designated subsidiaries of the Company entered into a $450.0 million five-year letter of credit facility with JPMorgan Chase Bank, N.A. ("JPMorgan") as administrative agent (the "Credit Facility"). Upon entering into the Credit Facility, the Company terminated its existing $700.0 million credit agreement, dated April 19, 2012, with JPMorgan as administrative agent. As of September 30, 2016, there were letters of credit outstanding under the Credit Facility of $255.3 million (December 31, 2015 – $329.9 million). The Credit Facility does not provide for revolving or term loans.
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
12.     Subsequent events
Merger with Sompo Holdings, Inc.
On October 5, 2016, the Company entered into an agreement and plan of merger (the "Merger Agreement") for the acquisition of 100% of the outstanding ordinary shares of the Company by Sompo Holdings, Inc. ("SOMPO") for $93.00 per share in cash (the "Merger"). The Merger has been approved by both companies' Board of Directors. The Merger is expected to close as soon as practicable following the satisfaction of customary closing conditions including, but not limited to, approval by the Company's shareholders and regulatory approvals. There can be no assurance that the Merger will occur.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

12.     Subsequent events, cont'd.
Under the terms of the Merger Agreement, the aggregate consideration for the Merger will be approximately $6,304.0 million in cash. The purchase will be financed by SOMPO with existing sources of liquidity and supplementary facilities without a financing contingency.
If the Merger is terminated under certain circumstances, the Company is obligated to pay SOMPO a cash termination fee of $204.9 million together with SOMPO's expenses relating to the Merger up to $15.8 million.
The Company incurred $1.0 million of corporate expenses associated with the Merger during the three months ended September 30, 2016 and is contractually obligated to pay investment banking fees upon closing of the Merger. The Company expects to incur additional costs and expenses associated with the Merger during the fourth quarter of 2016 and the first quarter of 2017.
Hurricane Matthew
On October 7 and 8, 2016, Hurricane Matthew affected the southeastern coast of the United States, ultimately making landfall in South Carolina. To date, reported claims as a result of this storm have been limited. While losses emanating from the storm cannot be accurately estimated at this time, the Company may need to establish appropriate loss reserves related to Hurricane Matthew in the fourth quarter of 2016, which may have a negative impact on its results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the financial condition and results of operations for the three and nine months ended September 30, 2016 of Endurance Specialty Holdings Ltd. ("Endurance Holdings") and its wholly-owned subsidiaries (collectively, the "Company"). This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this "Form 10-Q") as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2015, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in Endurance Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the "2015 Form 10-K").
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

Consolidated Results of Operations – For the Three Months Ended September 30, 2016 and 2015
Results of operations for the three months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
	2016	2015	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$760,687	$642,597	18.4%
Ceded premiums written	(411,701)	(305,907)	34.6%
Net premiums written	348,986	336,690	3.7%
Net premiums earned	610,156	557,003	9.5%
Net investment income	62,236	16,533	276.4%
Net realized and unrealized gains	13,405	5,029	166.6%
Net impairment losses recognized in earnings	(183)	(38)	381.6%
Other underwriting (loss) income	(466)	227	NM(2)
Total revenues	685,148	578,754	18.4%
Expenses
Net losses and loss expenses	331,462	263,993	25.6%
Acquisition expenses	121,391	90,457	34.2%
General and administrative expenses	67,738	60,793	11.4%
Corporate expenses	11,952	74,308	(83.9)%
Amortization of intangibles	21,154	11,318	86.9%
Net foreign exchange (gains) losses	(18,576)	8,621	NM(2)
Interest expense	10,826	12,324	(12.2)%
Income tax (benefit) expense	(199)	2,410	NM(2)
Net income	139,400	54,530	155.6%
Net income attributable to non-controlling interests	(5,679)	(2,707)	109.8%
Preferred dividends	(3,651)	(8,188)	(55.4)%
Net income available to Endurance Holdings' common and participating common shareholders	$130,070	$43,635	198.1%

Net loss ratio	54.3%	47.4%	6.9
Acquisition expense ratio	19.9%	16.2%	3.7
General and administrative expense ratio(3)	13.1%	24.3%	(11.2)
Combined ratio	87.3%	87.9%	(0.6)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

(3)	General and administrative expense ratio includes general and administrative expenses and corporate expenses.

Premiums
Gross premiums written in the three months ended September 30, 2016 were $760.7 million, an increase of $118.1 million, or 18.4%, compared to the same period in 2015. Net premiums written in the three months ended September 30, 2016 were $349.0 million, an increase of $12.3 million, or 3.7% compared to the same period in 2015. The increase in gross premiums written were driven by the following factors:

•
An increase in the property, marine/energy and aviation, professional lines and casualty and other specialty lines of business in the Insurance segment due primarily to business generated by new underwriting teams in the U.S. and the U.K. and new business resulting from the acquisition of Montpelier Re Holdings Ltd. ("Montpelier");

•	A decline in the agriculture line of business in the Insurance segment due to lower commodity prices;

•
An increase in the catastrophe line of business in the Reinsurance segment due to new business resulting from the acquisition of Montpelier, partially offset by non-renewal of policies that no longer met profitability targets and declines in signed lines;

•
An increase in the specialty line of business in the Reinsurance segment due to new business written and increased renewals, partially offset by non-renewal of policies that no longer met profitability targets;

•	A decline in the property line of business in the Reinsurance segment due to non-renewal of a large contract and declines in signed lines; and

•	A decline in the casualty line of business in the Reinsurance segment due to the timing of renewals for certain multi-year deals, partially offset by new business.
Ceded premiums written increased 34.6% during the quarter ended September 30, 2016 as compared to the same period in 2015. In the Insurance segment, increased gross premiums written resulted in increased ceded premiums under the whole account quota share treaty covering the entire Insurance segment's business, combined with additional purchases of quota share and excess of loss reinsurance coverage. In the Reinsurance segment, ceded premiums written increased due to additional excess of loss retrocessional coverage purchased on the catastrophe line of business, quota share coverage on the specialty line of business, and growth in gross written premiums ceded under existing quota share treaties.
Net premiums earned for the three months ended September 30, 2016 were $610.2 million, an increase of $53.2 million, or 9.5%, from the third quarter of 2015 due to the increase in gross premiums written and the earning of premiums acquired, partially offset by increased ceded premiums.
Net Investment Income
The Company's net investment income of $62.2 million increased by 276.4%, or $45.7 million, for the quarter ended September 30, 2016 as compared to the same period in 2015. This increase resulted primarily from the Company's other investments, which is comprised of alternative funds and specialty funds. Net investment income during the third quarter of 2016 included net mark to market gains of $22.8 million on other investments as compared to mark to market losses of $17.7 million in the third quarter of 2015. Investment expenses, including investment management fees, for the three months ended September 30, 2016 were $3.9 million compared to $4.2 million for the same period in 2015.
During the third quarter of 2016, the yield on the benchmark three year U.S. Treasury bond fluctuated within a 31 basis point range, with a high of 0.96% and a low of 0.65%. Trading activity in the Company's trading and available for sale portfolios during the third quarter included reductions in government guaranteed corporate securities, residential and commercial mortgage-backed securities, asset-backed securities, equity securities, and short-term investments and increased allocations to corporate securities and foreign government securities. The duration of fixed income investments decreased to 2.66 years at September 30, 2016 from 2.74 years at December 31, 2015.
Net Realized and Unrealized Gains
The Company's investment portfolio is actively managed to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales and maturities of investments classified as trading and available for sale during the three months ended September 30, 2016 were $1,393.1 million compared to $1,507.9 million during the same period a year ago. Net realized and unrealized gains increased during the three months ended September 30, 2016 compared to the same period in 2015 due to a reduction in realized losses incurred in the current period compared to the prior period which included losses due to the repositioning the Company's portfolio of equity securities and increased net unrealized gains on trading securities from mark to market adjustments recorded in the current period.

Gross realized investment gains and losses, net unrealized gains (losses) on trading securities and the change in the fair value of investment-related derivative financial instruments for the three months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
	2016	2015
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$11,072	$20,107
Gross realized losses on investment sales	(3,365)	(8,236)
Net unrealized gains (losses) on trading securities	6,153	(5,037)
Change in fair value of investment-related derivative financial instruments	(455)	(1,805)
Net realized and unrealized gains	$13,405	$5,029
Net Foreign Exchange (Gains) Losses
For the three months ended September 30, 2016, the Company re-measured its monetary assets and liabilities denominated in foreign currencies, which resulted in a net foreign exchange gain of $18.6 million compared to a net foreign exchange loss of $8.6 million for the same period of 2015. The current period net foreign exchange gain resulted from the British Sterling weakening against the U.S. dollar and other key currencies during the period resulting in the upward revaluation of net asset positions in those currencies. In the prior year, the net foreign exchange loss resulted partly from sales of invested assets that yielded realized foreign exchange losses recognized in net income, which had previously been recognized as unrealized foreign exchange losses in other comprehensive income (loss). Foreign exchange losses in the prior period also resulted from the impact of the U.S. dollar strengthening against British Sterling and the Canadian, Australian and New Zealand dollar as applied against the Company's net exposures.
Net Losses and Loss Expenses
The Company's net loss ratio for the three months ended September 30, 2016 increased compared to the same period in 2015 due primarily to an increase in the current accident year loss ratio in the Insurance segment in the current quarter, which reflected increased attritional and large losses primarily in the property, marine/energy and aviation line of business.
        The following table shows the net losses after adjustment for reinstatement premiums recorded by the Company in connection with current calendar year catastrophes for the three months ended September 30, 2016 and 2015.

Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
Event Date	Event	Loss	Event Date	Event	Loss
(U.S. dollars in millions)
	Other loss events in 2016	$5.1	August 2015	Tianjin explosions	$8.9
			August 2015	Unipetrol fire	9.7
				Other loss events in 2015	4.1
Total impact on net losses and loss expenses		5.1	Total impact on net losses and loss expenses		22.7
Add: reduction in reinstatement premiums		0.9	Less: reinstatement premiums		(1.4)
Net losses after adjustment for reinstatement premiums		$6.0	Net losses after adjustment for reinstatement premiums		$21.3
For the three months ended September 30, 2016, natural catastrophe related losses added 0.9 percentage points to the Company's net loss ratio after adjustment for reinstatement premiums compared to 3.9 percentage points in the same period for 2015.
Favorable prior year loss reserve development was $54.3 million for the third quarter of 2016, which decreased the net loss ratio by 8.9 percentage points, compared to $67.3 million during the same period in 2015, which decreased the net loss ratio by 12.1 percentage points. In the third quarter of 2016, prior year loss reserves emerged favorably across the agriculture, casualty and other specialty, and property, marine/energy and aviation lines of business in the Insurance segment, and all lines of business in the Reinsurance segment.
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
Acquisition Expenses
The acquisition expense ratio for the three months ended September 30, 2016 was higher than the same period in 2015 primarily due to the addition of earned premiums in 2015 resulting from the Company's acquisition of Montpelier, which had no associated acquisition costs as these were written off upon the closing of the acquisition in accordance with applicable accounting guidance.
General and Administrative Expenses and Corporate Expenses
The Company's general and administrative expense ratio for the third quarter of 2016 decreased by 11.2 percentage points compared to the same period in 2015 primarily due to transaction and integration costs associated with the Company's acquisition of Montpelier which were included in corporate expenses in 2015. Excluding transaction and integration costs related to Montpelier, general and administrative and corporate expenses increased for the current quarter compared to the same period in 2015 due to an increase in personnel costs associated with the addition of new underwriting teams and additional employees, partially offset by increased ceding commission reimbursements as a result of increased ceded premiums. At September 30, 2016, the Company had a total of 1,228 employees compared to 1,173 employees at September 30, 2015.
Amortization of Intangible Assets
The Company's amortization of intangibles for the third quarter of 2016 increased by $9.8 million compared to the same period in 2015 primarily due to $293.2 million of intangible assets recognized in the purchase of Montpelier that are being amortized over their related useful lives.
Income Tax (Benefit) Expense
The Company recorded an income tax benefit for the quarter ended September 30, 2016 of $0.2 million compared to income tax expense of $2.4 million for the quarter ended September 30, 2015. The income tax benefit in 2016 resulted from changes in the deferred tax valuation allowance recorded at the Company's subsidiaries located in United States taxable jurisdictions.
Net Income
The Company generated net income of $139.4 million in the three months ended September 30, 2016 compared to net income of $54.5 million in the same period of 2015. The increase in net income in the current period primarily resulted from increased net premiums earned, increased net investment income, increased net foreign exchange gains, and decreased corporate expenses, partially offset by increased net losses and loss expenses, acquisition expenses, and amortization expense.
Net Income Attributable to Non-controlling Interests
The Company's net income attributable to non-controlling interests was $5.7 million in the three months ended September 30, 2016 compared to $2.7 million in the same period of 2015. At September 30, 2016, Endurance Holdings and Endurance Bermuda together owned 33.3% of BCRH's common shares and Endurance Bermuda owned 25.2% of BCGR's ordinary shares. Net income attributable to non-controlling interests relates to the share of the Company's net income attributable to the BCRH common shares and BCGR ordinary shares that are not owned by the Company.

Consolidated Results of Operations – For the Nine Months Ended September 30, 2016 and 2015
Results of operations for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
	2016	2015	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$3,509,294	$2,805,213	25.1%
Ceded premiums written	(1,503,698)	(1,144,486)	31.4%
Net premiums written	2,005,596	1,660,727	20.8%
Net premiums earned	1,762,955	1,404,997	25.5%
Net investment income	117,394	90,646	29.5%
Net realized and unrealized gains	33,539	32,898	1.9%
Net impairment losses recognized in earnings	(10,647)	(1,111)	858.3%
Other underwriting (loss) income	(1,980)	4,022	NM(2)
Total revenues	1,901,261	1,531,452	24.1%
Expenses
Losses and loss expenses	950,902	675,051	40.9%
Acquisition expenses	337,194	257,521	30.9%
General and administrative expenses	195,042	170,648	14.3%
Corporate expenses	35,553	99,210	(64.2)%
Amortization of intangibles	63,471	14,496	337.9%
Net foreign exchange (gains) losses	(63,056)	29,154	NM(2)
Interest expense	33,053	30,445	8.6%
Income tax (benefit) expense	(2,570)	7,712	NM(2)
Net income	351,672	247,215	42.3%
Net income attributable to non-controlling interests	(18,456)	(2,707)	581.8%
Preferred dividends	(20,147)	(24,564)	(18.0)%
Net income available to Endurance Holdings' common and participating common shareholders	$313,069	$219,944	42.3%

Net loss ratio	53.9%	48.1%	5.8
Acquisition expense ratio	19.1%	18.3%	0.8
General and administrative expense ratio(3)	13.1%	19.2%	(6.1)
Combined ratio	86.1%	85.6%	0.5

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

(3)	General and administrative expense ratio includes general and administrative expenses and corporate expenses.
Premiums
Gross premiums written in the nine months ended September 30, 2016 were $3,509.3 million, an increase of $704.1 million, or 25.1%, compared to the same period in 2015. Net premiums written in the nine months ended September 30, 2016 were $2,005.6 million, an increase of $344.9 million, or 20.8%, compared to the same period in 2015. The increase in gross premiums written were driven by the following factors:

•
An increase in the property, marine/energy and aviation, professional lines and casualty and other specialty lines of business in the Insurance segment due primarily to business generated by new underwriting teams in the U.S. and the U.K. and new business resulting from the acquisition of Montpelier;

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

•
An increase in the property line of business in the Reinsurance segment due to new business resulting from the acquisition of Montpelier, partially offset by the non-renewal of a large contract and declines in signed lines; and

•
An increase in the specialty line of business in the Reinsurance segment due to new business written and increased renewals, partially offset by non-renewal of policies that no longer met profitability targets.

Ceded premiums written increased during the nine months ended September 30, 2016 as compared to the same period in 2015. In the Insurance segment, increased gross premiums written resulted in increased ceded premiums under the whole account quota share treaty covering the entire Insurance segment's business, combined with additional purchases of facultative and excess of loss reinsurance in the property, marine/energy and aviation line of business. In the Reinsurance segment, ceded premiums written increased due to increased purchases of aggregate excess of loss retrocessional protection within the catastrophe line of business, and additional quota share and excess of loss retrocessional coverage purchased on the specialty line of business.
Net premiums earned for the nine months ended September 30, 2016 were $1,763.0 million, an increase of $358.0 million, or 25.5%, from the nine months ended September 30, 2015 principally due to the increase in gross premiums written and earning of premiums acquired, partially offset by increased ceded premiums.
Net Investment Income
The Company's net investment income of $117.4 million increased by 29.5%, or $26.7 million, for the nine months ended September 30, 2016 as compared to the same period in 2015. This increase resulted primarily from income generated by the Company's equity securities and fixed income investments, which consist of fixed maturity and short-term investments, during the nine months ended September 30, 2016. Net investment income during the first nine months of 2016 included net mark to market losses of $0.2 million on other investments, comprised of alternative funds and specialty funds, as compared to mark to market losses of $1.8 million in the first nine months of 2015. Investment expenses, including investment management fees, for the nine months ended September 30, 2016 were $11.6 million compared to $11.0 million for the same period in 2015.
During the nine months ended September 30, 2016, the yield on the benchmark three year U.S. Treasury bond fluctuated within a 65 basis point range, with a high of 1.30% and a low of 0.65%. Trading activity in the Company's trading and available for sale portfolios for the nine months ended September 30, 2016 included reductions in short-term investments, commercial mortgage-backed securities, U.S. government agencies securities, asset-backed securities, equity securities, collateralized obligations, and government and agency guaranteed corporate securities, and increased allocations to corporate securities, foreign government securities, and residential mortgage-backed securities.
Net Realized and Unrealized Gains
The Company's investment portfolio is actively managed on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as trading and available for sale during the nine months ended September 30, 2016 were $5,210.2 million compared to $4,304.6 million during the same period a year ago. Net realized investment gains during the nine months ended September 30, 2016 were consistent with the same period in 2015 due to increased realized losses incurred due to the repositioning the Company's portfolio of equity securities in the current period, offset by increased net unrealized gains on trading securities in the current period.

Gross realized investment gains and losses, net unrealized gains (losses) on trading securities and the change in the fair value of investment-related derivative financial instruments for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
	2016	2015
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$35,776	$57,420
Gross realized losses on investment sales	(50,537)	(18,190)
Net unrealized gains (losses) on trading securities	48,229	(5,037)
Change in fair value of investment-related derivative financial instruments	71	(1,295)
Net realized and unrealized gains	$33,539	$32,898
Net Foreign Exchange (Gains) Losses
For the nine months ended September 30, 2016, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, which resulted in net foreign exchange gains of $63.1 million compared to net foreign exchange losses of $29.2 million for the same period in 2015. The net foreign exchange gains in the nine months ended September 30, 2016 resulted from the British Sterling weakening against the U.S. dollar and other key currencies during the period resulting in the upward revaluation of net asset positions in those currencies. Additionally, sales of invested assets yielded realized foreign exchange gains recognized in net income that had previously been recognized as unrealized foreign exchange gains in other comprehensive income (loss). In the prior year, the net foreign exchange loss resulted principally from a decrease in the value of net asset positions in key foreign currencies as the U.S. dollar strengthened generally in the nine months ended September 30, 2015. Additionally, sales of invested assets yielded realized foreign exchange losses recognized in net income which had previously been recognized as unrealized foreign exchange losses in other comprehensive income (loss).
Net Losses and Loss Expenses
The Company's net loss ratio for the nine months ended September 30, 2016 increased compared to the same period in 2015 due primarily to an increase in catastrophe losses incurred in 2016.
The following table shows the net losses after adjustment for reinstatement premiums recorded by the Company in connection with current calendar year catastrophes for the nine months ended September 30, 2016 and 2015.

Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
Event Date	Event	Loss	Event Date	Event	Loss
(U.S. dollars in millions)
February 2016	Earthquake in Taiwan	$6.8	February 2015	Winter storm in the United States	$12.0
April 2016	Convective storms in the United States	17.8	April 2015	Windstorm in the United States	7.4
April 2016	Earthquake in Japan	10.7	May 2015	Windstorm in the United States	5.2
May 2016	Wildfires in Canada	39.7	August 2015	Tianjin explosions	8.9
May 2016	Convective storms in Germany	3.9	August 2015	Unipetrol fire	9.7
	Other loss events in 2016	6.1
Total impact on net losses and loss expenses		85.0	Total impact on net losses and loss expenses		43.2
Less: reinstatement premiums		(10.3)	Less: reinstatement premiums		(3.0)
Net losses after adjustment for reinstatement premiums		$74.7	Net losses after adjustment for reinstatement premiums		$40.2
For the nine months ended September 30, 2016, catastrophe related losses added 4.5 percentage points to the Company's net loss ratio after adjustment for reinstatement premiums compared to 3.0 percentage points in the same period in 2015.
Favorable loss reserve development was recorded in the current period in the agriculture, casualty and other specialty and property, marine/energy and aviation lines of business in the Insurance segment and across all lines of business in the Reinsurance segment. Favorable prior year loss reserve development was $174.0 million for the nine months ended September 30, 2016, which decreased the net loss ratio by 9.9 percentage points, as compared to $183.3 million for the same period in 2015, which decreased the net loss ratio by 13.0 percentage points. Favorable reserve development in the nine months ended September 30, 2016 was lower than the nine months ended September 30, 2015 in the Insurance segment due primarily to lower than expected reported losses in the casualty and other specialty line of business in the prior year compared to the current year. Favorable reserve development in the nine months ended September 30, 2016 was lower than the nine months ended September 30, 2015 in the Reinsurance segment due primarily to higher than expected reported losses in the casualty and property lines of business.
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
Acquisition Expenses
The acquisition expense ratio for the nine months ended September 30, 2016 was higher than the same period in 2015 primarily due to growth in net premiums earned in the casualty and other specialty, property, marine/energy and aviation and professional lines of business in the Insurance segment, which incur a higher net acquisition expense rate, and a decline in net premiums earned in the agriculture line of business in the Insurance segment, which incurs a lower net acquisition expense rate. This increase was partially offset by the addition of earned premiums in 2015 from the Company's acquisition of Montpelier, which had no associated acquisition costs in accordance with applicable accounting guidance.
General and Administrative Expenses and Corporate Expenses
The Company's general and administrative expense ratio for the nine months ended September 30, 2016 decreased by 6.1% percentage points compared to the same period in 2015 primarily due to transaction and integration costs associated with the Company's acquisition of Montpelier which were included in corporate expenses in 2015. Excluding transaction and integration costs related to Montpelier, general and administrative and corporate expenses increased for the nine months ended September 30, 2016 compared to the same period in 2015 due to an increase in personnel costs associated with the addition of new underwriting teams and additional employees from the Company's acquisition of Montpelier. This increase was partially offset by increased ceding commission reimbursements as a result of additional purchases of reinsurance.
Income Tax (Benefit) Expense
The Company recorded an income tax benefit for the nine months ended September 30, 2016 of $2.6 million compared to an income tax expense of $7.7 million for the same period in 2015. The tax benefit in 2016 resulted from changes in the deferred tax valuation allowance recorded at the Company's subsidiaries located in United States taxable jurisdictions.
Net Income
The Company generated net income of $351.7 million for the nine months ended September 30, 2016 compared to net income of $247.2 million in the same period of 2015. The increase in net income was primarily due to increased net premiums earned, net foreign exchange gains, and net investment income and decreased corporate expenses, partially offset by increased net losses and loss expenses, acquisition expenses and general and administrative expenses, higher amortization expense and higher impairment losses.
Net Income Attributable to Non-controlling Interests
The Company's net income attributable to non-controlling interest was $18.5 million in the nine months ended September 30, 2016 compared to $2.7 million in the same period of 2015. At September 30, 2016, the Company owned 33.3% of BCRH's common shares and 25.2% of BCGR's ordinary shares. Net income attributable to non-controlling interests relates to the share of the Company's net income attributable to the BCRH common shares and BCGR ordinary shares that are not owned by the Company.
Reserve for Losses and Loss Expenses
As of September 30, 2016, the Company had accrued losses and loss expense reserves of $4.8 billion (December 31, 2015 - $4.5 billion). This amount represents management's best estimate of the ultimate liability for payment of losses and loss expenses related to loss events. During the nine months ended September 30, 2016 and 2015, the Company's net paid losses and loss expenses were $864.3 million and $843.2 million, respectively.
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
Losses and loss expenses for the three and nine months ended September 30, 2016 are summarized as follows:

	Incurred related to:
Three Months Ended September 30, 2016	Current year	Prior years	Total incurred losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$63,143	$(448)	$62,695
Casualty and other specialty	50,998	(5,855)	45,143
Professional lines	28,805	29	28,834
Property, marine/energy and aviation	69,391	(3,346)	66,045
Total Insurance	212,337	(9,620)	202,717
Reinsurance:
Catastrophe	17,551	(5,747)	11,804
Property	42,276	(7,327)	34,949
Casualty	39,719	(5,379)	34,340
Professional lines	39,447	(9,789)	29,658
Specialty	34,384	(16,390)	17,994
Total Reinsurance	173,377	(44,632)	128,745
Totals	$385,714	$(54,252)	$331,462

	Incurred related to:
Nine Months Ended September 30, 2016	Current year	Prior years	Total incurred losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$159,581	$(15,005)	$144,576
Casualty and other specialty	140,620	(28,038)	112,582
Professional lines	81,029	199	81,228
Property, marine/energy and aviation	174,887	(14,169)	160,718
Total Insurance	556,117	(57,013)	499,104
Reinsurance:
Catastrophe	96,660	(28,556)	68,104
Property	132,148	(11,306)	120,842
Casualty	109,540	(17,216)	92,324
Professional lines	110,278	(25,741)	84,537
Specialty	120,155	(34,164)	85,991
Total Reinsurance	568,781	(116,983)	451,798
Totals	$1,124,898	$(173,996)	$950,902
Losses and loss expenses for the three and nine months ended September 30, 2016 included $54.3 million and $174.0 million in favorable development of reserves relating to prior accident years, respectively. The favorable loss reserve development experienced during the three and nine months ended September 30, 2016 benefited the Company's reported net loss ratios by approximately 8.9 and 9.9 percentage points, respectively. This net reduction in estimated losses for prior accident years reflects lower than expected claims emergence for the three and nine months ended September 30, 2016 in the agriculture, casualty and other specialty and property, marine/energy and aviation lines of business within the Insurance segment, and all lines of business within the Reinsurance segment.
For the three and nine months ended September 30, 2016, the Company did not materially alter the key inputs utilized to establish reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) related to prior years for the insurance and reinsurance segments as the variances in reported losses for those segments were within the range of possible results anticipated by the Company.
Losses and loss expenses for the three and nine months ended September 30, 2015 are summarized as follows:

	Incurred related to:
Three Months Ended September 30, 2015	Current year	Prior years	Total incurred losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$65,145	$(212)	$64,933
Casualty and other specialty	34,757	(12,581)	22,176
Professional lines	21,980	345	22,325
Property, marine/energy and aviation	40,277	(10,108)	30,169
Total Insurance	162,159	(22,556)	139,603
Reinsurance:
Catastrophe	16,561	(11,734)	4,827
Property	47,976	(8,101)	39,875
Casualty	33,928	(9,787)	24,141
Professional lines	31,676	(6,614)	25,062
Specialty	39,040	(8,555)	30,485
Total Reinsurance	169,181	(44,791)	124,390
Totals	$331,340	$(67,347)	$263,993

	Incurred related to:
Nine Months Ended September 30, 2015	Current year	Prior years	Total incurred losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$186,841	$(1,367)	$185,474
Casualty and other specialty	94,642	(47,954)	46,688
Professional lines	56,956	106	57,062
Property, marine/energy and aviation	82,986	(12,612)	70,374
Total Insurance	421,425	(61,827)	359,598
Reinsurance:
Catastrophe	44,262	(27,355)	16,907
Property	117,627	(17,117)	100,510
Casualty	87,747	(28,953)	58,794
Professional lines	88,564	(23,949)	64,615
Specialty	98,767	(24,140)	74,627
Total Reinsurance	436,967	(121,514)	315,453
Totals	$858,392	$(183,341)	$675,051
Losses and loss expenses for the three and nine months ended September 30, 2015 included $67.3 million and $183.3 million in favorable development of reserves relating to prior accident years, respectively. The favorable loss reserve development experienced during the three and nine months ended September 30, 2015 benefited the Company's reported net loss ratio by approximately 12.1 and 13.0 percentage points, respectively. This net reduction in estimated losses for prior accident years reflects lower than expected claims emergence for the three and nine months ended September 30, 2015 in the agriculture, casualty and other specialty and property, marine/energy and aviation lines of business within the Insurance segment and all lines of business within the Reinsurance segment.

For the three and nine months ended September 30, 2015, the Company did not materially alter the two key inputs utilized to establish its reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) for business related to prior years for the insurance and reinsurance segments as the variances in reported losses for those segments were within the range of possible results anticipated by the Company.
Insurance
Agriculture. For the three and nine months ended September 30, 2016, the Company recorded favorable loss emergence due to lower than anticipated multi-peril crop insurance claims settlements for the 2015 crop year. For the three and nine months ended September 30, 2015, the Company recorded modest favorable loss emergence due to lower than anticipated crop hail insurance claims settlements for the 2014 crop year.
Casualty and other specialty. For the three and nine months ended September 30, 2016, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity, particularly within the Bermuda healthcare and excess casualty businesses, which was partially offset by unfavorable development on the Company's U.S. based small commercial casualty business taken during the second quarter of 2016. For the three and nine months ended September 30, 2015, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity, particularly within the Bermuda excess casualty business.
Professional lines. For the three and nine months ended September 30, 2016 and 2015, the Company's professional lines insurance booked ultimate losses for prior years were relatively stable as reported loss activity was in line with expectations.
Property, marine/energy and aviation. For the three and nine months ended September 30, 2016, the favorable loss emergence within the property, marine/energy and aviation line of business was primarily due to lower than expected reported claims emergence within the property line of business, particularly for business written in the Company's Lloyd's operation. For the three and nine months ended September 30, 2015, the favorable loss emergence within the property, marine/energy and aviation line of business was primarily due to lower than expected claims emergence for the U.K. property and energy lines of business. For the three months ended September 30, 2015, the favorable development largely emanated from the Company's Lloyd's operation.
Reinsurance
Catastrophe. For the three and nine months ended September 30, 2016 and 2015, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity within both the U.S. and international property catastrophe businesses.
Property. For the three and nine months ended September 30, 2016 and 2015, the Company recorded favorable loss emergence in the property line of business primarily due to lower than expected claims activity within the property treaty business, as lower than expected claims activity in the U.S. and Bermuda offset greater than expected claims activity in Europe.
Casualty. For the three and nine months ended September 30, 2016 and 2015, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity, particularly for business arising from the Company's Bermuda operation.
Professional lines. For the three and nine months ended September 30, 2016 and 2015, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected directors and officers liability claims emergence in prior accident years.
Specialty. For the three and nine months ended September 30, 2016, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity within the marine, aerospace, political risk and mortgage businesses. For the three and nine months ended September 30, 2015, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity in the Company's aerospace, surety and marine lines of business.

The total reserves for losses and loss expenses recorded on the Company's balance sheet were comprised of the following at September 30, 2016:

	Case Reserves	IBNR Reserves	Reserve for losses and loss expenses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$244,392	$21,878	$266,270
Casualty and other specialty	298,723	1,044,771	1,343,494
Professional lines	152,279	523,760	676,039
Property, marine/energy and aviation	294,036	132,564	426,600
Total Insurance	989,430	1,722,973	2,712,403
Reinsurance:
Catastrophe	144,210	75,520	219,730
Property	226,985	112,994	339,979
Casualty	242,503	517,980	760,483
Professional lines	76,129	329,400	405,529
Specialty	146,847	222,897	369,744
Total Reinsurance	836,674	1,258,791	2,095,465
Totals	$1,826,104	$2,981,764	$4,807,868
The total reserves for losses and loss expenses recorded on the Company's balance sheet were comprised of the following at December 31, 2015:

	Case Reserves	IBNR Reserves	Reserve for losses and loss expenses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$226,753	$57,799	$284,552
Casualty and other specialty	267,877	1,010,083	1,277,960
Professional lines	116,920	464,638	581,558
Property, marine/energy and aviation	226,894	122,930	349,824
Total Insurance	838,444	1,655,450	2,493,894
Reinsurance:
Catastrophe	109,374	89,734	199,108
Property	229,283	112,026	341,309
Casualty	247,802	539,896	787,698
Professional lines	70,301	285,692	355,993
Specialty	142,217	190,196	332,413
Total Reinsurance	798,977	1,217,544	2,016,521
Totals	$1,637,421	$2,872,994	$4,510,415
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

Insurance
The following table summarizes the underwriting results and associated ratios for the Company's Insurance segment for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$568,277	$448,563	$1,997,100	$1,653,647
Ceded premiums written	(365,573)	(273,626)	(1,183,850)	(984,372)
Net premiums written	202,704	174,937	813,250	669,275
Net premiums earned	272,603	234,143	745,956	571,467
Expenses
Losses and loss expenses	202,717	139,603	499,104	359,598
Acquisition expenses	41,773	24,375	104,999	57,960
General and administrative expenses	40,658	31,880	108,912	89,289
	285,148	195,858	713,015	506,847
Underwriting (loss) income	$(12,545)	$38,285	$32,941	$64,620

Net loss ratio	74.4%	59.6%	66.9%	63.0%
Acquisition expense ratio	15.3%	10.4%	14.1%	10.1%
General and administrative expense ratio	14.9%	13.6%	14.6%	15.6%
Combined ratio	104.6%	83.6%	95.6%	88.7%
Premiums. Gross premiums written for the three and nine months ended September 30, 2016 in the Insurance segment increased by 26.7% and 20.8% over the same period in 2015. Gross and net premiums written for each line of business in the Insurance segment were as follows:

	Three Months Ended September 30,
	2016		2015
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Agriculture	$151,483	$49,062	$156,145	$29,634
Casualty and other specialty	168,644	68,211	128,509	64,490
Professional lines	97,432	30,328	80,069	37,479
Property, marine/energy and aviation	150,718	55,103	83,840	43,334
Total	$568,277	$202,704	$448,563	$174,937

	Nine Months Ended September 30,
	2016		2015
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Agriculture	$714,621	$254,727	$785,073	$254,771
Casualty and other specialty	484,980	209,673	375,247	174,850
Professional lines	297,526	124,866	231,565	105,153
Property, marine/energy and aviation	499,973	223,984	261,762	134,501
Total	$1,997,100	$813,250	$1,653,647	$669,275
The movements in the gross premiums written in the Insurance segment for the three and nine months ended September 30, 2016 compared to the same periods in 2015 were primarily due to the following factors:

•
An increase in gross premiums written in the property, marine/energy and aviation, professional lines and casualty and other specialty lines of business due primarily to business generated by new underwriting teams in the U.S. and the U.K. and new business resulting from the acquisition of Montpelier; and

•	A decline in gross premiums written in the agriculture line of business due to lower commodity prices.
Ceded premiums written increased during the three and nine months ended September 30, 2016 as compared to the same period in 2015. Increased gross premiums written resulted in increased ceded premiums under the whole account quota share treaty covering the entire Insurance segment's business, combined with additional purchases of facultative and excess of loss reinsurance in the property, marine/energy and aviation line of business. In the agriculture line of business, the decline in ceded premiums written during the three months ended September 30, 2016 compared to the same period in 2015, resulted from changes in premium estimates subject to cessions, which resulted in an increase in cessions in the third quarter of 2015. For the nine months ended September 30, 2016 and 2015, ceded premiums written decreased in the current period compared to 2015 due to lower gross premiums written and the timing of third party reinsurance contract placements.
Net premiums earned by the Company in the Insurance segment increased in the three and nine months ended September 30, 2016 compared to the same periods in 2015. The increase was a result of growth in gross premiums written partially offset by increased ceded premiums across the segment.
Losses and Loss Expenses. The net loss ratios in the Company's Insurance segment increased by 14.8 and 3.9 percentage points for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The increase in the net loss ratios for the three and nine months ended September 30, 2016 was primarily due to increased attritional and large losses, primarily within the property, marine/energy and aviation lines of business. Five large industry losses totaling $2.0 billion in this line of business resulted in net losses of $16.4 million in the current periods. Partially offsetting these increases was lower net losses in the agriculture line due to improved growing conditions for the three and nine months ended September 30, 2016.
During the three and nine months ended September 30, 2016, the Company's previously estimated losses and loss expense reserves for the Insurance segment for prior accident years were reduced by $9.6 million and $57.0 million, respectively, which decreased the net loss ratio by 3.5 and 7.6 percentage points, respectively, as compared to a reduction of $22.6 million and $61.8 million, respectively, that decreased the net loss ratios by 9.6 and 10.8 percentage points, respectively, for the three and nine months ended September 30, 2015. Lower levels of favorable loss development in the three and nine months ended September 30, 2016 compared to 2015 was experienced mainly in the casualty and other specialty line of business, with the agriculture line of business experiencing higher favorable loss development.
Acquisition Expenses. The acquisition expense ratios in the Insurance segment in the three and nine months ended September 30, 2016 increased compared to the same periods in 2015 primarily due to growth in net earned premiums in the property, marine/energy and aviation and casualty and other specialty lines of business, which incur a higher than average net acquisition expense rate, and a decline in the proportion of net earned premiums attributable to the agriculture line of business, which incurs a lower than average net acquisition expense rate.
General and Administrative Expenses. The general and administrative expense ratio in the Insurance segment in the three months ended September 30, 2016 increased compared to the same period in 2015, and decreased in the nine months ended September 30, 2016. General and administrative expenses increased for the current quarter and nine months ended September 30, 2016 compared to the same periods in 2015 due to an increase in personnel costs associated with the addition of new underwriting teams and additional employees from the Company's acquisition of Montpelier over the past year, partially offset by increased ceding commission reimbursements as a result of additional purchases of reinsurance.

Reinsurance
The following table summarizes the underwriting results and associated ratios for the Company's Reinsurance business segment for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$192,410	$194,034	$1,512,194	$1,151,566
Ceded premiums written	(46,128)	(32,281)	(319,848)	(160,114)
Net premiums written	146,282	161,753	1,192,346	991,452
Net premiums earned	337,553	322,860	1,016,999	833,530
Other underwriting (loss) income	(466)	227	(1,980)	4,022
	337,087	323,087	1,015,019	837,552
Expenses
Losses and loss expenses	128,745	124,390	451,798	315,453
Acquisition expenses	79,618	66,082	232,195	199,561
General and administrative expenses	27,080	28,913	86,130	81,359
	235,443	219,385	770,123	596,373
Underwriting income	$101,644	$103,702	$244,896	$241,179

Net loss ratio	38.1%	38.5%	44.4%	37.8%
Acquisition expense ratio	23.6%	20.5%	22.8%	23.9%
General and administrative expense ratio	8.0%	9.0%	8.5%	9.8%
Combined ratio	69.7%	68.0%	75.7%	71.5%
Premiums. In the three and nine months ended September 30, 2016, net premiums written in the Reinsurance segment decreased by 9.6% and increased 20.3% over the same periods in 2015, respectively. Gross and net premiums written for each line of business in the Reinsurance segment for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
	2016		2015
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Catastrophe	$51,040	$32,696	$40,660	$14,814
Property	41,975	40,882	53,423	52,887
Casualty	35,438	35,772	42,802	42,802
Professional lines	33,289	31,883	31,705	31,705
Specialty	30,668	5,049	25,444	19,545
Total	$192,410	$146,282	$194,034	$161,753

	Nine Months Ended September 30,
	2016		2015
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Catastrophe	$488,865	$319,245	$304,900	$190,579
Property	229,087	222,242	209,683	206,454
Casualty	216,421	215,412	149,032	149,032
Professional lines	217,476	215,134	209,803	209,803
Specialty	360,345	220,313	278,148	235,584
Total	$1,512,194	$1,192,346	$1,151,566	$991,452

The movements in gross premiums written in the Reinsurance segment for the three and nine months ended September 30, 2016 compared to the same periods in 2015 were primarily due to the following factors:

•
An increase in gross premiums written in the catastrophe line of business due to new business resulting from the acquisition of Montpelier, partially offset by non-renewal of policies that no longer met profitability targets and declines in rates;

•
An increase in gross premiums written in the property line of business for the nine months ended September 30, 2016 due to new business resulting from the acquisition of Montpelier, partially offset by non-renewal of policies that no longer met profitability targets and declines in rates;

•	A decline in gross premiums written in the property line of business for the three months ended September 30, 2016 due to the non-renewal of a large contract and declines in signed lines;

•
An increase in gross premiums written in the specialty line of business due to new agriculture, marine and aerospace business written and increased renewals, partially offset by non-renewal of policies that no longer met profitability targets;

•
An increase in gross premiums written in the casualty line of business for the nine months ended September 30, 2016 due to new business written in the U.S. and the U.K. and new business resulting from the acquisition of Montpelier, partially offset by non-renewal of policies that no longer met profitability targets; and

•
A decline in gross premiums written in the casualty line of business for the three months ended September 30, 2016 due to the timing of renewals for certain multi-year deals, partially offset by new business.

        Ceded premiums written increased in the three and nine months ended September 30, 2016 as compared to the same periods in 2015. Ceded premiums written increased due to increased purchases of aggregate excess of loss retrocessional protection within the catastrophe line of business, and additional quota share and excess of loss retrocessional coverage purchased on the specialty line of business during the current periods.
Net premiums earned by the Company in the Reinsurance segment for the three and nine months ended September 30, 2016 increased compared to net premiums earned during the same periods in 2015 due to the earning of premiums acquired in the Montpelier acquisition.
Other Underwriting (Loss) Income. Other underwriting (loss) income decreased for the three and nine months ended September 30, 2016. The decrease in other underwriting (loss) income for the three and nine months was primarily due to decreased income from the Company's weather derivative products for the periods and the cost of the adverse loss development cover with Selective Insurance Group, Inc. ("Selective") as part of the sale of Montpelier U.S. Insurance Company ("MUSIC") to Selective which ensures that MUSIC's reserve for losses and loss expenses relating to retained business written on or prior to December 31, 2011 remains adequate..
Losses and Loss Expenses. The net loss ratio in the Company's Reinsurance segment for the three months ended September 30, 2016 was consistent with the same period in 2015, and increased for the nine months ended September 30, 2016 compared to the same period in 2015. The increase in the net loss ratio for the nine months ended September 30, 2016 was primarily due to an increase in catastrophe losses.
The following tables show the net losses after adjustment for reinstatement premiums recorded by the Company in the Reinsurance segment in connection with current calendar year catastrophes for the three and nine months ended September 30, 2016 and 2015.

Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
Event Date	Event	Loss	Event Date	Event	Loss
(U.S. dollars in millions)
	Other loss events in 2016	$5.8	August 2015	Tianjin explosions	$8.9
			August 2015	Unipetrol fire	4.5
				Other loss events in 2015	4.1
Total impact on net losses and loss expenses		5.8	Total impact on net losses and loss expenses		17.5
Add: reduction in reinstatement premiums		0.9	Less: reinstatement premiums		(1.3)
Net losses after adjustment for reinstatement premiums		$6.7	Net losses after adjustment for reinstatement premiums		$16.2

Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
Event Date	Event	Loss	Event Date	Event	Loss
(U.S. dollars in millions)
February 2016	Earthquake in Taiwan	$6.8	February 2015	Winter storm in the United States	$7.6
April 2016	Convective storms in the United States	16.7	April 2015	Windstorm in the United States	7.2
April 2016	Earthquake in Japan	8.1	May 2015	Windstorm in the United States	4.0
May 2016	Wildfires in Canada	39.7	August 2015	Tianjin explosions	8.9
May 2016	Convective storms in Germany	3.9	August 2015	Unipetrol fire	4.5
	Other events in 2016	6.1
Total impact on net losses and loss expenses		81.3	Total impact on net losses and loss expenses		32.2
Less: reinstatement premiums		(10.3)	Less: reinstatement premiums		(2.8)
Net losses after adjustment for reinstatement premiums		$71.0	Net losses after adjustment for reinstatement premiums		$29.4
The net losses from catastrophes added 1.8 and 7.7 percentage points to the Reinsurance segment's net loss ratios for the three and nine months ended September 30, 2016, respectively. The net losses from catastrophes added 5.1 and 3.7 percentage points, respectively, to the Reinsurance segment's net loss ratios for the three and nine months ended September 30, 2015.
The Company recorded $44.6 million and $117.0 million of favorable prior year loss reserve development in the three and nine months ended September 30, 2016, respectively, which benefited the net loss ratios by 13.2 and 11.5 percentage points, respectively, compared to $44.8 million and $121.5 million in the three and nine months ended September 30, 2015, respectively, which benefited the net loss ratios by 13.9 and 14.6 percentage points, respectively. Favorable reserve development in the three and nine months ended September 30, 2016 was lower than the same periods in 2015 primarily in the casualty line of business.
Acquisition Expenses. The Company's acquisition expense ratio in the Reinsurance segment for the three months ended September 30, 2016 was higher than the same period in 2015 and lower for the nine months ended September 30, 2016 than in the same period in 2015. The increase in the acquisition expense ratio for the current quarter was primarily due to the earning of premiums in 2015 from the Company's acquisition of Montpelier, which had no associated acquisition costs. The decrease in the acquisition expense ratio for the nine months ended September 30, 2016 compared to the same period in 2015 was primarily due to earning of premiums in the current period from the Company's acquisition of Montpelier, which had no associated acquisition costs, and reduced profit commission and loss sensitive accruals due to increased loss activity compared to 2015.
General and Administrative Expenses. The general and administrative expense ratios in the Reinsurance segment for the three and nine months ended September 30, 2016 decreased compared to the same periods in 2015 due to increased net earned premiums for the current periods. General and administrative expenses were consistent for the three and nine months ended September 30, 2016 compared to the same period in 2015 due to the addition of new underwriting teams and additional employees from the Company's acquisition of Montpelier, offset by increased ceding commission reimbursements as a result of increased ceded premiums.
Subsequent Events
Merger with Sompo Holdings, Inc.
On October 5, 2016, the Company entered into an agreement and plan of merger (the "Merger Agreement") for the acquisition of 100% of the outstanding ordinary shares of the Company by Sompo Holdings, Inc. ("SOMPO") for $93.00 per share in cash (the "Merger"). The Merger has been approved by both companies' Board of Directors. The Merger is expected to close as soon as practicable following the satisfaction of customary closing conditions including, but not limited to, approval by the Company's shareholders and regulatory approvals. There can be no assurance that the Merger will occur.
Under the terms of the Merger Agreement, the aggregate consideration for the Merger will be approximately $6,304.0 million in cash. The purchase will be financed by SOMPO with existing sources of liquidity and supplementary facilities without a financing contingency.
If the Merger is terminated under certain circumstances, the Company is obligated to pay SOMPO a cash termination fee of $204.9 million together with SOMPO's expenses relating to the Merger up to $15.8 million.

The Company incurred $1.0 million of corporate expenses associated with the Merger during the three months ended September 30, 2016 and is contractually obligated to pay investment banking fees upon closing of the Merger. The Company expects to incur additional costs and expenses associated with the Merger during the fourth quarter of 2016 and the first quarter of 2017.
Hurricane Matthew
On October 7 and 8, 2016, Hurricane Matthew affected the southeastern coast of the United States, ultimately making landfall in South Carolina. To date, reported claims as a result of this storm have been limited. While losses emanating from the storm cannot be accurately estimated at this time, the Company may need to establish appropriate loss reserves related to Hurricane Matthew in the fourth quarter of 2016, which may have a negative impact on its results of operations.
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
Ability of Subsidiaries to Pay Dividends. The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of September 30, 2016, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $720.7 million (December 31, 2015 – $1,034.4 million) without prior regulatory approval based upon the Bermuda insurance and corporate regulations. In addition, in 2011, Endurance Holdings loaned Endurance Bermuda $200.0 million, which remains outstanding and is callable on demand.
Each of the Company's U.S. operating subsidiaries, except American Agri-Business Insurance Company ("American Agri-Business") is subject to regulation by the State of Delaware Department of Insurance. American Agri-Business is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders' surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2015, none of the Company's U.S. operating subsidiaries, except American Agri-Business, had earned surplus; therefore, these companies are precluded from declaring or distributing dividends at September 30, 2016 without the prior approval of the applicable insurance regulator. At September 30, 2016, American Agri-Business could pay dividends of $3.5 million with notice to the Texas Department of Insurance. In addition, any dividends paid by Endurance American, Endurance American Specialty and Endurance Risk Solutions would be subject to the dividend limitation of their respective parent insurance companies.
Under the jurisdiction of the United Kingdom's Prudential Regulation Authority ("PRA") and the Financial Conduct Authority ("FCA"), Endurance Worldwide Insurance Limited ("Endurance U.K.") must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The PRA regulatory requirements impose no explicit restrictions on Endurance U.K.'s ability to pay a dividend, but Endurance U.K. would have to notify the PRA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distributions. At September 30, 2016, Endurance U.K. did not have retained profits available for distributions.
Endurance Corporate Capital Limited, Syndicate 5151 and Endurance at Lloyd's Limited ("Endurance at Lloyd's") are subject to oversight by the Council of Lloyd's. Endurance at Lloyd's is also subject to regulation by the PRA and the FCA. Underwriting capacity of a member of Lloyd's must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd's ("FAL"). This amount is determined by Lloyd's and is based on Syndicate 5151's solvency and capital requirement as calculated through its internal model. In addition, if the FAL are not sufficient to cover all losses, the Lloyd's Central Fund provides an additional level of security for policyholders. At September 30, 2016, the FAL requirement set by Lloyd's for Syndicate 5151 was $278.5 million (December 31, 2015 - $215.2 million) based on its business plan, approved in December 2015. Actual FAL posted for Syndicate 5151 at September 30, 2016 was $278.6 million (December 31, 2015 - $276.8 million). At September 30, 2016, Endurance Corporate Capital Limited did not have assets available for distribution.

Cash and Invested Assets. The Company's aggregate invested assets, including fixed maturity investments, short-term investments, equity securities, other investments, cash and cash equivalents and pending securities transactions, as of September 30, 2016 totaled $8.8 billion compared to aggregate invested assets of $8.9 billion as of December 31, 2015.
At September 30, 2016, the Company's available for sale investments had gross unrealized gains of $107.1 million and gross unrealized losses of $7.8 million compared to gross unrealized gains of $40.8 million and gross unrealized losses of $72.6 million at December 31, 2015. The decrease in gross unrealized losses on the Company's available for sale investments at September 30, 2016 compared to December 31, 2015 was primarily due to a decrease in interest rates. The Company did not have the intent to sell any of its fixed income investments in an unrealized loss position and determined that it was unlikely that the Company would be required to sell securities in an unrealized loss position at September 30, 2016. During the nine months ended September 30, 2016, the Company impaired certain equity securities that were in an unrealized loss position for more than twelve consecutive months and therefore recognized in earnings total other-than-temporary impairments of $10.6 million for the nine months ended September 30, 2016.
The Company's aggregate direct exposure to the indebtedness and equity securities of those countries whose currency is the Euro or whose sovereign debt rating is below AAA (except the U.S.) was $913.5 million at September 30, 2016, compared to $820.1 million at December 31, 2015.
Cash Flows

	Nine Months Ended September 30,
	2016	2015
	(U.S. dollars in thousands)
Net cash flows provided by (used in) operating activities	$59,387	$(74,029)
Net cash flows provided by investing activities	332,308	653,198
Net cash flows used in financing activities	(248,320)	(65,642)
Effect of exchange rate changes on cash and cash equivalents	1,985	(16,002)
Net increase in cash and cash equivalents	145,360	497,525
Cash and cash equivalents, beginning of period	1,177,750	745,472
Cash and cash equivalents, end of period	$1,323,110	$1,242,997
Cash flows provided by (used in) operating activities in the nine months ended September 30, 2016 improved compared to the same period in 2015 as growth in cash inflows from premium collections and lower levels of gross loss payments were partially offset by lower ceded loss collections and higher payments of ceded premiums.
Investing activity cash flows reflect the Company's active management of its investment portfolio to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing of investment sales and purchases. The decrease in cash flows provided by investing activities in 2016 is primarily due to the decrease in cash assumed from the acquisition of Montpelier in 2015, offset by the increased investment asset base due to the acquisition of Montpelier.
The cash flows used in financing activities in the nine months ended September 30, 2016 were higher than in the same period in 2015 as a result of the repayment of the Series B preferred shares, higher dividends paid and debt repayments and increased net distributions to non-controlling interest, offset by increased proceeds from the issuance of repurchase agreements.
Foreign exchange rate changes had a positive impact on the cash balances of the Company in the nine months ended September 30, 2016 as the British Sterling weakened against most key currencies in the period resulting in an increase in the reported value of holdings in those currencies in the accounts of the Company's U.K. subsidiary. Additionally, the Japanese Yen strengthened significantly in the period resulting in the upward revaluation of Yen holdings across the Company's subsidiaries. Foreign exchange rate changes in the nine months ended September 30, 2015 had a negative impact on the cash balances of the Company as the U.S. dollar strengthened against all key currencies in the period resulting in a decrease in the reported value of holdings in those currencies.
As of September 30, 2016 and December 31, 2015, the Company had pledged cash and cash equivalents and fixed maturity investments of $111.2 million and $108.9 million, respectively, in favor of certain ceding companies to collateralize obligations. As of September 30, 2016 and December 31, 2015, the Company had also pledged $319.3 million and $383.3 million of its cash and fixed maturity investments to meet collateral obligations for $278.7 million and $341.6 million, respectively, in letters of credit outstanding under its Credit Facility (as defined below) and LOC Agreements (as defined below). In addition, at September 30, 2016 and December 31, 2015, cash and fixed maturity investments with fair values of $211.1 million and $208.3 million were on deposit with U.S. state regulators, respectively.

Credit Facilities. On March 23, 2016, the Company and certain designated subsidiaries of the Company entered into a $450.0 million five-year letter of credit facility with JPMorgan Chase Bank, N.A. ("JPMorgan") as administrative agent ("Credit Facility"). Upon entering into the Credit Facility, the Company terminated its existing $700.0 million credit agreement, dated April 19, 2012, with JPMorgan as administrative agent. As of September 30, 2016, there were letters of credit outstanding under the Credit Facility of $255.3 million (December 31, 2015 – $329.9 million). The Credit Facility does not provide for revolving or term loans.
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
The Company is party to certain uncommitted letter of credit reimbursement agreements ("LOC Agreements") that allow for the issuance of letters of credit in a variety of currencies, including U.S. dollars. The fees paid under the LOC Agreements depend on the amount of the outstanding letters of credit and vary from 0.30% to 0.45% on the principal amount of letters of credit outstanding to a fee negotiated at the time of issuance of the individual letters of credit. The total amount of letters of credit outstanding under the LOC Agreements as of September 30, 2016 was $23.3 million (December 31, 2015 - $11.7 million).
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
As of September 30, 2016, BCRH had no outstanding borrowings under the BCRH Credit Agreement (December 31, 2015 - $13.0 million). With respect to BCRH's outstanding borrowings at December 31, 2015, $4.0 million was repaid on February 2, 2016 and was subject to an annual interest rate of 1.33%, $5.0 million was repaid on February 22, 2016 and was subject to an annual interest rate of 1.48%, and $4.0 million was repaid on March 11, 2016 and was subject to an annual interest rate of 1.51%.
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
As of September 30, 2016, BCGR had no outstanding borrowings under the BCGR Credit Agreement (December 31, 2015 - $6.0 million). With respect to BCGR's outstanding borrowing at December 31, 2015, $3.0 million was repaid on February 1, 2016 and was subject to an annual interest rate of 1.54%, and $3.0 million was repaid on February 12, 2016 and was subject to an annual interest rate of 1.51%.
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
Repurchase agreements. At September 30, 2016, the Company's repurchase agreement obligations of $121.0 million were fully collateralized. The following table presents the fair value of collateral pledged under repurchase agreements by investment category. The remaining contractual maturity of the repurchase agreements at September 30, 2016 is less than 30 days.

September 30, 2016
Collateral pledged under repurchase agreements
U.S. government and agencies securities	$25,876
Residential mortgage-backed securities	98,427
$124,303
Gross amount of recognized liabilities for repurchase agreements	$120,997
Pledged collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transaction. In the event of a decline in the fair value of the pledged collateral under these agreements, the Company may be required to transfer cash or additional securities as pledged collateral under these agreements. At the termination of the transactions, the Company and its counterparties are obligated to return the amounts borrowed and the securities provided as collateral, respectively.
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
Off-Balance Sheet Arrangements
Certain of the Company's ongoing obligations to Selective Insurance Group, Inc. in connection with the sale of Montpelier U.S. Insurance Company and the Company's previous guarantee of BCGR's obligations under the BCGR Credit Agreement constitute off-balance sheet arrangements. Excluding these specific transactions, as of September 30, 2016, the Company was not party to any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K, to which an entity unconsolidated with the Company is a party that management believes is reasonably likely to have a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that the Company believes is material to investors.
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
Item 1A. Risk Factors
Before investing in any of our securities, you should carefully consider the risk factors and all other information set forth in our 2015 Annual Report on Form 10-K, as supplemented by the risk factor set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and the following risk factors and other information in this Form 10-Q. These risks could materially affect our business, results of operations or financial condition and cause the trading price of our securities to decline. You could lose all or part of your investment. The headings used in this section are solely to aid the reader as to the general categories of risk related to investing in the Company. The risk factors listed may apply to more than one category or to the Company generally. Accordingly, the headings used in this section should not be construed as limiting in any manner the general applicability of any of the risk factors included in this section.
The Merger is subject to conditions, including certain conditions that may not be satisfied, or satisfied on a timely basis, if at all. Failure to complete the Merger could have material and adverse effects on the Company.
The completion of the Merger is subject to the satisfaction or waiver of a number of conditions, including the approval by the Company's shareholders and the receipt of required approvals from governmental regulators, which make the completion and timing of the completion of the Merger uncertain. In addition, regulators could impose additional requirements or obligations as conditions for their approvals, which may be burdensome and which may permit SOMPO under the terms of the Merger Agreement to refuse to complete the Merger.
If the Merger is not completed on a timely basis, or at all, the Company's ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Merger, the Company will be subject to a number of risks, including the following:

•
The Company’s current stock price reflects a market assumption that the Merger will occur. In addition, as a result of the announcement of the Merger Agreement, trading in our common shares has increased substantially. If the Merger is not consummated, the investment goals of our shareholders may be materially different than those of our shareholders on a pre-Merger announcement basis.

•	Under certain circumstances, the Company may be required to pay a termination fee of $204.9 million and reimburse SOMPO's expenses relating to the Merger up to $15.8 million;

•	The Company may be required to pay significant costs relating to the Merger, such as legal, accounting, financial advisory and printing fees, whether or not the Merger is completed;

•
Time and resources committed by the Company's management to matters relating to the Merger could otherwise have been devoted to the Company's existing business or to pursuing other beneficial opportunities;

•	The Merger may not have been completed as a result of the occurrence of an event, change or other circumstances that have a material adverse effect on the Company’s business;

•
The manner in which brokers, insurers, cedants and other third parties perceive the Company may be negatively     impacted, which in turn could affect the ability of the Company to compete for or write new business or obtain renewals in the marketplace;

•	The Company's ratings may be adversely affected, which could have an adverse effect on its business, financial condition and operating results; and

•
The Company could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against the Company to perform its obligations under the Merger Agreement.

The Company is subject to business uncertainties and contractual restrictions while the Merger is pending, which could adversely affect the Company's business and operations.
In connection with the pendency of the Merger, it is possible that some customers, suppliers and other persons with whom the Company has a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with the Company as a result of the Merger, which could negatively affect the Company's revenues, earnings and cash flows, as well as the market price of the Company's ordinary shares, regardless of whether the Merger is completed.
Under the terms of the Merger Agreement, the Company is subject to certain restrictions on the conduct of its business prior to completing the Merger, which may adversely affect its ability to execute certain of its business strategies, including the ability in certain cases to enter into contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures. Such limitations could negatively affect the Company's business and operations prior to the completion of the Merger.
Uncertainties associated with the Merger may cause a loss of management and other key employees and disrupt our business relationships, which could adversely affect our business.
Uncertainty about the effect of the Merger on our employees and our customers may have an adverse effect on our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter. Employee retention may be particularly challenging during the pendency of the Merger, as employees of the Company may experience uncertainty about their future roles with the combined company. We face additional uncertainties relating to the Merger, including that our business relationships may be subject to disruption as brokers, insurers, cedants, customers and other third parties attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than the Company, SOMPO or the combined company. If key employees depart or if our existing business relationships suffer, our results of operations may be adversely affected. The adverse effects of such disruptions could be further exacerbated by any delay in the completion of the Merger.
The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us for greater consideration than what SOMPO has agreed to pay.
The Merger Agreement contains provisions that make it more difficult for us to sell our business to a company other than SOMPO. These provisions include a general prohibition on us soliciting any acquisition proposal or offer for a competing transaction, subject to limited exceptions. If we or SOMPO terminate the Merger Agreement, we may in some circumstances be required to reimburse SOMPO for its incurred out-of-pocket expenses (not to exceed $15.8 million) and, if we subsequently are, or agree to be acquired by another company, pay to SOMPO a termination fee of $204.9 million. Further, our Board of Directors has agreed in the Merger Agreement, subject to limited exceptions, that it will not withdraw or modify in a manner adverse to SOMPO its recommendation that our shareholders approve the Merger. These provisions might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing an acquisition, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee or the payment of expenses that may become payable in certain circumstances.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1) (2)
July 1, 2016 - July 31, 2016	—	$—	—	5,000,000
August 1, 2016 - August 31, 2016	—	$—	—	5,000,000
September 1, 2016 - September 30, 2016	—	$—	—	5,000,000
Total	—	$—	—	5,000,000

(1)	Ordinary shares or share equivalents.

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

2.1
Agreement and Plan of Merger, dated as of October 5, 2016, by and among Endurance Specialty Holdings Ltd., Sompo Holdings, Inc. and Volcano International Limited. Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 5, 2016.

10.1
Amended and Restated Employment Agreement, dated October 5, 2016, by and among Endurance Specialty Holdings Ltd., Volcano International Limited and John R. Charman. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 5, 2016. **

10.2
Amended and Restated Indemnification Agreement, dated October 5, 2016, by and between Endurance Specialty Holdings Ltd. and John R. Charman. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 5, 2016. **

10.3	Form of Amended and Restated Employment Agreement. Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 5, 2016. **

10.4	Form of Amended and Restated Indemnification Agreement. Incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 5, 2016. **

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as at September 30, 2016 (unaudited) and December 31, 2015; (ii) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iii) the Unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2016 and 2015; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.

** Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE SPECIALTY HOLDINGS LTD.

Date:	November 7, 2016	By:	/s/ John R. Charman
John R. Charman
Chief Executive Officer

Date:	November 7, 2016	By:	/s/ Michael J. McGuire
Michael J. McGuire
Chief Financial Officer (Principal Financial Officer)