Form 10-K
period 2016-12-31
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2017-03-01
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016,
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 1-31599
ENDURANCE SPECIALTY HOLDINGS LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0392908
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The aggregate market value of the ordinary shares held by non-affiliates of the registrant, as of June 30, 2016, was $3,747,152,576.
As of February 27, 2017, 67,616,222 ordinary shares were outstanding.
Certain portions of the registrant’s definitive proxy statement relating to its 2017 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements under "Item 1. Business", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2016 (the "Form 10-K") may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). The PSLRA provides a "safe harbor" for forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance. Such statements include forward-looking statements with respect to us specifically and the insurance and reinsurance business generally, investments, capital markets and the general economic environments in which we operate. Statements which include the words "expect," "intend," "plan," "believe," "project," "anticipate," "seek," "will," and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.
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

•	decreased demand for property and casualty insurance or reinsurance or increased competition due to an increase in capacity of property and casualty insurers and reinsurers;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the inability to renew business previously underwritten or acquired;

•	the inability to obtain or maintain financial strength or claims-paying ratings by one or more of our subsidiaries;

•	our ability to effectively integrate acquired operations and to continue to expand our business;

•	uncertainties in our reserving process, including the potential for adverse development of our loss reserves or failure of our loss limitation methods;

•	the ability of the counterparty institutions with which we conduct business to continue to meet their obligations to us;

•	the failure or delay of the Florida Hurricane Catastrophe Fund or private market participants in Florida to promptly pay claims, particularly following a large windstorm or of multiple smaller storms;

•	our continued ability to comply with applicable financial standards and restrictive covenants, the breach of which could trigger significant collateral or prepayment obligations;

•	Endurance Specialty Holdings Ltd. or Endurance Specialty Insurance Ltd. becomes subject to income taxes in jurisdictions outside of Bermuda;

•	changes in tax regulations or laws applicable to us, our subsidiaries, brokers or customers;

•	state, federal and foreign regulations that impede our ability to charge adequate rates and efficiently allocate capital;

•	changes in insurance regulations in the U.S. or other jurisdictions in which we operate, including the implementation of Solvency II by the European Commission;

•	the impact of the United Kingdom's June 2016 referendum on European Union membership and the potential withdrawal of the United Kingdom from the European Union;

•	reduced acceptance of our existing or new products and services;

•	loss of business provided by any one of a few brokers on whom we depend for a large portion of our revenue, and our exposure to the credit risk of our brokers;

•	actions by our competitors, many of which are larger or have greater financial resources than we do;

•	assessments by states for high risk or otherwise uninsured individuals;

•	the impact of acts of terrorism and acts of war;

•	the effects of terrorist related insurance legislation and laws;

•	the inability to retain key personnel;

•	political stability of Bermuda or other countries in which we operate;

•	changes in the political environment of certain countries in which we operate or underwrite business;

•	changes in accounting regulation, policies or practices;

•	our investment performance;

•	the valuation of our invested assets and the determination of impairments of those assets, if any;

•	the breach of our investment guidelines or the inability of those guidelines to mitigate investment risk;

•	the need for additional capital in the future, which may not be available or only available on unfavorable terms;

•	the ability to maintain the availability of our systems and safeguard the security of our data in the event of a security breach, disaster or other unanticipated event;

•	changes in general economic and/or industry specific conditions, including inflation or deflation, foreign currency exchange rates, interest rates, and other factors; and

•	the failure of Sompo Holdings, Inc. ("Sompo") to complete the acquisition of the Company.
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
On October 5, 2016, the Company entered into an agreement and plan of merger (the "Merger Agreement") for the acquisition of 100% of the outstanding ordinary shares of the Company by Sompo for $93.00 per share in cash (the "Merger"). The Merger has been approved by each company's Board of Directors and the Company's ordinary and preferred shareholders at a special general meeting. The Merger is expected to close as soon as practicable following the satisfaction of customary closing conditions including, but not limited to, regulatory approvals. There can be no assurance that the Merger will occur.
Under the terms of the Merger Agreement, the aggregate consideration for the Merger will be approximately $6,304.0 million in cash. The purchase will be financed by Sompo from existing sources of liquidity and supplementary facilities. If the Merger is terminated under certain circumstances, the Company is obligated to pay Sompo a cash termination fee of $204.9 million together with Sompo's expenses related to the Merger up to $15.8 million. The Company is contractually obligated to pay investment banking fees upon the closing of the Merger.
Endurance Holdings' nine wholly-owned operating subsidiaries as of December 31, 2016 are as follows:

•	Endurance Specialty Insurance Ltd. ("Endurance Bermuda"), domiciled in Bermuda with branch offices in Switzerland and Singapore;

•	Blue Capital Management Ltd. ("BCML"), domiciled in Bermuda, and manager of Blue Water Re and Blue Water Re II, also domiciled in Bermuda;

•	Endurance Assurance Corp. ("Endurance Assurance" formerly Endurance Reinsurance Corporation of America), domiciled in Delaware;

•	Endurance Worldwide Insurance Limited ("Endurance U.K."), domiciled in England with a branch office in Switzerland;

•	Endurance at Lloyd's, managing agent for Lloyd's Syndicate 5151, domiciled in England;

•	Endurance American Insurance Company ("Endurance American"), domiciled in Delaware;

•	Endurance American Specialty Insurance Company ("Endurance American Specialty"), domiciled in Delaware;

•	Endurance Risk Solutions Assurance Co. ("Endurance Risk Solutions"), domiciled in Delaware; and

•	American Agri-Business Insurance Company ("American Agri-Business"), domiciled in Texas and managed by ARMtech Insurance Services, Inc. (together with American Agri-Business, "ARMtech").

In addition, as part of the Blue Capital operations, Endurance Holdings and Endurance Bermuda together own 33.3% of Blue Capital Reinsurance Holdings Ltd. ("BCRH") and Endurance Bermuda owns 25.2% of Blue Capital Global Reinsurance Fund Limited ("BCGR").
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

Our two business segments and the related gross and net premiums written for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016		2015		2014
Business Segments	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Insurance	$2,570,494	$1,056,254	$2,085,901	$880,373	$1,716,128	$860,406
Reinsurance	1,631,676	1,313,681	1,234,960	1,070,097	1,177,948	1,073,800
Total	$4,202,170	$2,369,935	$3,320,861	$1,950,470	$2,894,076	$1,934,206
Insurance
Our Insurance segment is comprised of four lines of business: agriculture, casualty and other specialty, professional lines, and property, marine/energy and aviation. Gross and net premiums written for the lines of business in the Insurance segment for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016		2015		2014
Lines of Business	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Agriculture	$760,877	$274,952	$840,445	$267,890	$866,025	$459,149
Casualty and other specialty	657,558	281,256	514,203	248,554	396,113	195,927
Professional lines	461,552	191,596	344,482	156,918	263,538	93,640
Property, marine/energy and aviation	690,507	308,450	386,771	207,011	190,452	111,690
Total	$2,570,494	$1,056,254	$2,085,901	$880,373	$1,716,128	$860,406
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

Reinsurance
Our Reinsurance segment is comprised of five lines of business: catastrophe, property, casualty, professional lines, and specialty. Gross and net premiums written for the lines of business in the Reinsurance segment for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016		2015		2014
Lines of Business	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Catastrophe	$506,300	$336,413	$311,914	$194,662	$343,213	$252,973
Property	250,447	243,697	209,392	205,999	287,326	287,235
Casualty	245,092	243,154	176,506	176,487	159,533	157,947
Professional lines	256,337	254,148	248,610	248,610	174,656	174,656
Specialty	373,500	236,269	288,538	244,339	213,220	200,989
Total	$1,631,676	$1,313,681	$1,234,960	$1,070,097	$1,177,948	$1,073,800
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
Property. Our property reinsurance line of business reinsures property insurance policies issued by our ceding company clients for personal, commercial and industrial exposures (including engineering risks). These policies principally cover buildings, structures, automobiles, equipment, contents and time element coverages. We provided treaty coverage for these policies which have exposure to losses from perils including fire, explosion, collapse, riot, vandalism, wind, tornado, flood and earthquake.
Casualty. Our casualty reinsurance line of business reinsures third party liability exposures from ceding companies such as automobile liability, general liability, umbrella liability and workers’ compensation.
Professional lines. Our professional lines reinsurance line of business reinsures third party professional liability policies issued by our ceding company clients for exposures such as directors' and officers' liability, directors' and officers' and management liability, errors and omissions, employment practices liability, cyber liability, fiduciary, and pension trust liability insurance and includes both non-profit and for-profit entities representing a wide range of industry groups.
Specialty. Our specialty line of business includes primarily aerospace, international agriculture, marine and energy, and trade credit and surety, all of which are underwritten on either a proportional or non-proportional basis. This business line also includes our weather risk management products. Our aerospace business is comprised of the reinsurance of aviation and space risks. Our agriculture business includes reinsurance of international multi-peril crop insurance policies, crop hail policies and other types of crop insurance. Our marine business consists of the reinsurance of river and ocean vessels, cargo risks and marine liabilities such as protection and indemnity, terminal operators and other forms of marine liability. Our energy business covers risks of downstream, midstream and upstream type exposures through our support of mainstream energy underwriters around the world. Our trade credit and surety business includes the reinsurance of trade credit and political risk, contract surety and commercial surety on a worldwide basis. We also provide reinsurance for mortgage insurers and for fidelity insurers. Our weather risk management business sells weather protection in the form of both derivatives and insurance to corporations and government entities seeking to mitigate the impact of variable weather and correlated commodity prices. Our remaining business in this line represents a variety of contracts that are underwritten utilizing the expertise of our senior underwriting staff.
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
For the year ended December 31, 2016, Marsh & McLennan Companies, Inc. was the largest single broker in both our Insurance and Reinsurance segments. A breakdown of our distribution by broker and by business segment for the years ended December 31, 2016, 2015 and 2014 is provided in the tables below:

Insurance
	Percentage of Gross Premiums Written
Broker/Agent	2016	2015	2014
Marsh & McLennan Companies, Inc.	11.8%	10.8%	10.8%
Aon Benfield	7.1%	6.7%	5.9%
Willis Companies	4.1%	4.4%	3.5%
Independent agents	29.6%	40.3%	50.5%
All others	47.4%	37.8%	29.3%
Total	100.0%	100.0%	100.0%

Reinsurance
	Percentage of Gross Premiums Written
Broker	2016	2015	2014
Marsh & McLennan Companies, Inc.	35.1%	35.1%	31.3%
Aon Benfield	25.6%	22.9%	23.7%
Willis Companies	16.5%	17.4%	20.9%
All others	22.8%	24.6%	24.1%
Total	100.0%	100.0%	100.0%
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

ENTERPRISE RISK MANAGEMENT
We have established processes and controls to monitor and manage our risk exposures. Our enterprise risk management ("ERM") activities are led by our Chief Risk Officer and Group Actuary and are critical to the organization's sustained profitability and financial integrity. The goals of our ERM framework that drive our corporate risk management strategy are as follows:

•	identify, assess, measure, monitor and manage the risks that threaten us and our solvency;

•	optimize our risk based capital position;

•	maximize our risk adjusted returns on capital;

•	manage underwriting, investment and operational volatility; and

•	clearly communicate our approach to our employees and external constituencies.
Our ERM framework is rooted in our risk appetite and a system of governance with responsibilities for identifying, managing, monitoring and taking risk. Our risk appetite, as authorized by our Board of Directors, represents the risk that we are willing to accept. We employ a system of quantitative risk limits of our key risks both on an aggregate and stand-alone basis to provide transparency and understanding of our risk profile. To support our governance we use documented risk policies which articulate roles and responsibilities for risk management throughout the organization, including assigning key risks from our risk register and associated controls to our various governance committees.
On a group basis, we monitor our:-

•	Capital position relative to internal requirements, as measured by our economic capital model, and the requirements of our regulators and rating agencies;

•	Underwriting risk exposure relative to limits for loss arising from catastrophic natural peril and man made events;

•	Reserve risk through our exposure to medium and long tailed lines of business;

•	Investment risk, through a system of limits incorporating exposure to asset class, credit rating, duration and currency;

•	Liquidity, by stressing cash outflow scenarios relative to available cash and cash equivalents and other forms of liquidity; and

•	Counterparty exposure nominally and to loss scenarios for ceded reinsurance and for non-reinsurance counterparties.
The following sections more specifically address our method and procedures for addressing and managing our primary risk exposure areas of underwriting, catastrophe, loss reserving, investment, counterparty and operational risks.

Underwriting Risk Management
Internal underwriting controls are established by our Chief Risk Officer and Group Actuary and the Management Risk Committee, which includes our Chief Executive Officer and the Chief Executive Officers of Global Insurance and Global Reinsurance. Underwriting authority is delegated to the managers of our lines of business in each business segment and to underwriters in accordance with corporate risk tolerances, prudent practice and underwriting capabilities. Detailed letters of authority are issued to each of our underwriters. These letters of authority reference our operating guidelines and a description of the analytic process to be followed. The letters of authority include, as appropriate, referral requirements specific to each line of business, terms, conditions, risk exposures, transactional situations, limits and premium capacity. Our pricing guidelines are communicated to all business units and each individual underwriter and are stated in terms of maximum combined ratio targets and minimum returns on risk based capital, by line of business, with exceptions permitted only upon approval of senior management as noted in the guidelines.
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
Separate from our natural catastrophe exposed businesses, we underwrite and accept property, casualty and specialty insurance and reinsurance business. We perform actuarial and risk analysis on these businesses using commercial data and models. As with our natural catastrophe exposed businesses, we seek to identify those casualty and specialty exposures that are most likely to be simultaneously influenced by significant events. These exposures are then jointly tracked to ensure that we do not develop an excessive accumulation of exposure to that particular type of event.
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
Data output from the software described above is incorporated in our proprietary models. Our proprietary systems include those for modeling a variety of insurance and reinsurance risks including those associated with property, catastrophe, agriculture, and other specialty risks, various casualty and specialty pricing models, as well as our proprietary portfolio risk management and capital allocation models. These systems allow us to monitor our pricing and risks on a contract by contract basis in our segments and business lines.
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
The Company uses a number of capital-at-risk models, which include scenario based analysis, value-at-risk ("VaR") and credit impairment calculations to evaluate its investment portfolio risk. Additionally, the Company's capital-at-risk models also include the measures of risk capital applied by Standard & Poor's ("S&P") and A.M. Best Company ("A.M. Best") in their risk based capital assessments of the Company. Scenario-based analytics are used in order to stress test the portfolio for expected changes in specific market scenarios. VaR is a probabilistic method of measuring the potential loss in portfolio value over a given time period and for a given distribution of historical returns. Portfolio risk, as measured by VaR, is affected by four primary risk factors: asset concentration, asset volatility, asset correlation and systematic risk. The Company adjusts its investment risk scenarios for a variety of extremes as well as expected outcomes. Management continuously evaluates the applicability and relevance of the models used and makes adjustments as necessary to reflect actual market conditions and performance over time.
Counterparty Risk Management
Counterparty risk encompasses risk that a counterparty will not uphold its contractual obligations. The Company’s counterparty risk arises mainly from external ceded reinsurance, and the reinsurer’s ability to pay liabilities due.
The Company mitigates this risk through the management’s Ceded Reinsurance Committee, which is responsible for ensuring that the Company’s underwriting strategy is properly balanced with the Company’s risk tolerance strategy. This is achieved through the determination, at a group level and in conjunction with group risk management, of all underwriting limits and tolerances, which are then promulgated down to the individual entities.
The purchase of ceded reinsurance is coordinated by the Ceded Reinsurance Officer who works with the business and various functional areas to determine coverage needs, develop an appropriate reinsurance structure and build the submission to present to market. All draft contracts undergo a legal review. The reinsurance also undergoes a risk transfer analysis based on final terms and conditions. All purchases are made through a pre-approved counterparty panel with the constituents selected on the basis of their financial strength rating and other background criteria. In the event of credit downgrades, approved counterparties are removed from the panel. The ceded reinsurance function formally advises the claims and finance functions of all in-force ceded reinsurance treaties to ensure that appropriate recoveries are obtained and reinsurance cessions are properly recorded.
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

FINANCIAL STRENGTH RATINGS
Financial strength ratings have become an increasingly important factor in evaluating the competitive position of insurance and reinsurance companies. Endurance Holdings and certain of its operating subsidiaries maintain a financial strength rating at A.M. Best of "A" (Excellent), an S&P rating of "A" (Strong) and a Moody's Investors Service, Inc. ("Moody's") rating of "A2". All three ratings agencies conducted reviews of Endurance Holdings during 2016. Syndicate 5151 (which is managed by Endurance at Lloyd's), as is the case with all Lloyd's syndicates, benefits from the Lloyd's single market rating. Lloyd's currently maintains a financial strength rating at A.M. Best of "A" (Excellent), an S&P rating of "A+" (Strong) and a Fitch Ratings Ltd. ("Fitch") rating of "AA-" (Very Strong).
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
Moody's maintains a letter rating system ranging from "Aaa" (highest quality, subject to the lowest level of credit risk) to "C" (lowest rated, typically in default, with little prospect for recovery of principal or interest). Moody's appends numerical modifiers 1, 2 and 3 to each generic rating classification from Aa through Caa. The modifier 1 indicates that the obligation ranks in the higher end of its generic rating category; the modifier 2 indicates a mid-range ranking; and the modifier 3 indicates a ranking in the lower end of that generic rating category. The rating "A2" by Moody's is the sixth highest of twenty-one rating levels. Publications of Moody's indicate that the "A" rating is assigned to those companies that, in Moody's opinion, are judged to be upper-medium grade and are subject to low credit risk.
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

EMPLOYEES
As of December 31, 2016, we had 1,244 full-time employees. We believe that our employee relations are satisfactory. None of our employees are subject to collective bargaining agreements.
REGULATORY MATTERS
General
The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Reinsurers are generally subject to less direct regulation than primary insurers. Endurance Bermuda, Blue Capital Re, Blue Water Re and Blue Water Re II are regulated by the Bermuda Monetary Authority ("BMA"). Endurance Assurance, Endurance American, Endurance American Specialty, Endurance Risk Solutions and ARMtech are regulated by either Delaware or Texas insurance departments based on their state of domicile. Endurance U.K. and Endurance at Lloyd's are regulated by the Prudential Regulation Authority ("PRA"), the Financial Conduct Authority ("FCA"), and in the case of Endurance at Lloyd's, by Lloyd's.
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
The BMA has enacted various legislative and regulatory amendments to the Bermuda Insurance Act to aid in Bermuda's achievement of regulatory equivalence with that of the European Commission's Solvency II framework in relation to commercial insurance entities. Bermuda has been awarded full equivalence for commercial insurers under Europe's Solvency II regime applicable to insurance companies, which came into effect on January 1, 2016. The Insurance Amendment Act 2015 (No. 2) ("Act No. 2") and the Insurance Amendment Act 2015 (No. 3) ("Act No. 3") were proposed during 2015 as part of the BMA's objective of receiving Solvency II equivalency. Act No. 2 and Act No. 3 were approved by the Bermuda Parliament with the majority of the changes becoming operative on January 1, 2016. Act No. 2 and Act No. 3 materially amend the Bermuda Insurance Act including to: (i) require certain classes of insurers (including the Company) to maintain their head offices in Bermuda; (ii) require insurers to notify the BMA of any reduction or disposal of shares taking a shareholder controller below 10%, 20%, 33% or 50%; (iii) permit certain classes of insurers to submit condensed audited GAAP financial statements; and (iv) establish the minimum criteria of matters of material significance whereby the approved auditor is required to provide written notice to the BMA of those matters that would impact the BMA's discharge of its functions under the Bermuda Insurance Act. The Act No. 3 also materially amends the Insurance Returns and Solvency Regulations 1980 to include the items and the content of the documents to be submitted as part of the required statutory financial returns for insurers carrying on special purpose business. The Insurance (Prudential Standards) (Class 4 and Class 3B Solvency Requirement) Amendment Rules 2015 and Insurance (Prudential Standards) (Class 3A Solvency Requirement) Amendment Rules 2015, effective as of January 1, 2016, expand the prudential standards of the Bermuda Insurance Act to include the requirements of insurers and insurance groups to meet regulatory capital and reporting requirements on a statutory economic capital and surplus basis. Further amendments to the Bermuda Insurance Act provide that all insurers are now required to implement corporate governance policies and processes as the BMA considers appropriate given the nature, size, complexity and risk profile of the insurer, and all insurers, on an annual basis, are now required to deliver a declaration to the BMA confirming whether or not they meet the minimum criteria for registration.
BCML is licensed as an insurance manager and agent under the Bermuda Insurance Act and is also licensed to carry on investment business under the Investment Business Act 2003, as amended.
Classification of Insurers
The Bermuda Insurance Act distinguishes between insurers carrying on long-term business, insurers carrying on general business and insurers carrying on special purpose business. There are six classifications of insurers carrying on general business, ranging from Class 1 insurers (pure captives) to Class 4 insurers (very large commercial underwriters), with Class 4 insurers being subject to the strictest regulation. There is only one classification of special purpose insurer. The Endurance Holdings entities licensed in Bermuda are not licensed to carry on long-term business. Endurance Bermuda as a Class 4 insurer must (i) at the time of its application for registration, or before it carries on insurance business, have a total statutory capital and surplus of not less than $100.0 million and (ii) intend to carry on general insurance business, including excess liability business or property catastrophe reinsurance business. Class 4 insurers are required to maintain fully paid-up share capital of $1.0 million. Blue Capital Re as a Class 3A insurer must maintain fully paid-up capital of $120,000. Generally, Class 3A insurers must (i) intend to carry on general insurance business in circumstances where (a) 50% or more of the net premiums written or (b) 50% or more of the loss and loss exchange provisions, represent unrelated business; and (ii) its total net premiums written from unrelated business are less than $50.0 million. The total annual net premiums from unrelated business written by Blue Capital Re may, in the future, exceed $50.0 million, the maximum amount of total net premiums currently permitted by a Class 3A insurer. However, Blue Capital Re has obtained a waiver from the BMA so that it may remain a Class 3A insurer at all times, even if it writes more than $50.0 million in total annual net premiums from unrelated business. Blue Water Re and Blue Water Re II as special purpose insurers, must fully collateralize the insurance and reinsurance contracts they each write and all parties to these agreements must be sophisticated. Blue Water Re must notify the BMA of each reinsurance contract it writes and Blue Water Re II is only permitted to write business with Endurance Bermuda.
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
Independent Approved Auditor
Every registered insurer must appoint an independent auditor who will audit and report annually on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of Endurance Bermuda, are required to be filed annually with the BMA. Each of Blue Capital Re, Blue Water Re and Blue Water Re II has obtained a waiver under the Bermuda Insurance Act and is not required to file audited statutory financial statements and statutory financial returns annually with the BMA; however, Blue Capital Re, Blue Water Re and Blue Water Re II are each required to file annual audited GAAP financial statements with the BMA. Endurance Bermuda, Blue Capital Re, Blue Water Re and Blue Water Re II's independent auditor must be approved by the BMA and may be the same person or firm that audits Endurance Holdings' consolidated financial statements and reports for presentation to its shareholders. Ernst & Young Ltd., the independent auditor of Endurance Bermuda, Blue Capital Re, Blue Water Re and Blue Water Re II, has been approved by the BMA.
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
Pursuant to its powers under the Bermuda Insurance Act as group supervisor, the BMA maintains a register of particulars for the Group detailing, among other things, the names and addresses of the Designated Insurer; each member company of the Group falling within the scope of group supervision; the principal representative of the Group in Bermuda; other competent authorities supervising other member companies of the Group; and the Group's auditors. The BMA and the European Insurance and Occupational Pensions Authority signed a memorandum of understanding in January 2017 (the "MoU") under which each authority agrees to provide mutual assistance and the exchange of information to ensure optimal supervision for insurance and reinsurance groups with international activities in the European Union and Bermuda. The BMA may share information about the Group with the European Insurance and Occupational Pensions Authority if a request is made pursuant to the terms set out in the MoU.

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
While not specifically incorporated into the Bermuda Insurance Act, the BMA has established a target capital level for Class 4 insurers equal to 120% of their ECR ("TCL"). While a Class 4 insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning sign for the BMA, and failure to maintain statutory capital at least equal to the TCL will likely result in increased regulatory oversight by the BMA. Endurance Bermuda's capital level exceeded the TCL level as of December 31, 2016. The Bermuda Insurance Act also provides that the value of the statutory assets of a Class 4 insurer must exceed the value of its statutory liabilities by an amount greater than its prescribed minimum margin of solvency ("MSM"). The MSM that must be maintained at all times by a Class 4 insurer, such as Endurance Bermuda, with respect to its general business is the greater of: (a) $100.0 million; (b) 50% of net premiums written (with a credit for reinsurance ceded not exceeding 25% of gross premiums written); and (c) 15% of net loss and loss expense provisions and other general business insurance reserves.
In relation to the Group, the Designated Insurer must ensure that the value of the Group's assets exceeds the amount of the Group's liabilities by the aggregate MSM of each qualifying member of the Group. The Group is also required to maintain available group capital and surplus equal to the Group's ECR.
In order to demonstrate compliance with required capital levels, Endurance Bermuda and the Designated Insurer on behalf of the Group are each required to prepare and file a capital and solvency return, which sets out the calculation of applicable capital, as well as the risk management practices and other information used to calculate applicable capital.
The BMA requires Endurance Bermuda, as a Class 4 insurer, and the Group, as a Bermuda insurance group, to perform an assessment of their own risk and solvency requirements, referred to as a Commercial Insurer's Solvency Self Assessment ("CISSA") and the Group Solvency Self Assessment ("GSSA"). The CISSA and the GSSA provide the BMA with an entity's or group's (as applicable) view of the capital resources required to achieve its business objectives and to assess the insurer or insurance group’s governance, risk management and controls surrounding this process. In addition, Class 4 insurers and insurance groups are required to prepare and file with the BMA a catastrophe risk return, which assesses an insurer's reliance on vendor models in assessing catastrophe exposure.
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

Supervision, Investigation and Intervention
The BMA may appoint an inspector with extensive powers to investigate and report on the affairs of Endurance Bermuda, Blue Capital Re, Blue Water Re, Blue Water Re II or the Group if the BMA believes that such an investigation is in the best interests of its policyholders or persons who may become policyholders. Such an inspector also has the power to investigate the business of any person who is or at any relevant time was a member of the Group of which the person under investigation is a part or a partnership of which the person under investigation is part. In order to verify or supplement information otherwise provided to the BMA, the BMA may direct a company to produce documents or information relating to matters connected with its business. In addition, the BMA has the power to require the production of documents from any person who appears to be in possession of such documents. Further, the BMA has the power, in respect of a person registered under the Bermuda Insurance Act, to appoint a professional person to prepare a report on any aspect of any matter about which the BMA has required or could require information. If it appears to the BMA to be desirable in the interests of the clients of a person registered under the Bermuda Insurance Act, the BMA may also exercise these powers in relation to any company which is or has at any relevant time been (a) a parent company, subsidiary company or related company of that registered person; (b) a subsidiary company of a parent company of that registered person, (c) a parent company of a subsidiary company of that registered person; or (d) a company in the case of which a shareholder controller of that registered person, either alone or with any associate or associates, holds 50 percent or more of the shares or is entitled to exercise, or control the exercise, of more than 50 percent of the voting power at a general meeting.
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

The Insurance Manager Code of Conduct
In 2016, the BMA implemented the Insurance Manager Code of Conduct, which establishes duties, requirements and compliance standards to be adhered to by all insurance managers registered under the Bermuda Insurance Act, including the procedure and sound principles to be observed by insurance managers. Insurance managers were required to implement the Insurance Manager Code of Conduct into their operations by December 31, 2016. Failure to comply with the requirements of the Insurance Manager Code of Conduct will be taken into account by the BMA in assessing whether the insurance manager has satisfied its requirement under the minimum criteria for registration to conduct its business in a prudent manner. However, the BMA takes a proportionate approach to compliance, taking into consideration the nature, scale and complexity of an insurance managers' business. BCML is subject to the Insurance Manager Code of Conduct and will be required to file annually prior to June 30 an annual return, and a statutory declaration confirming its compliance with the Insurance Manager Code of Conduct.

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
The Contracts (Rights of Third Parties) Act 2016 became operative in Bermuda on March 28, 2016 and permits third parties, who are expressly identified in a contract but not specifically party to such contract, to be entitled to enforce and benefit from the terms of the contract, subject to certain requirements. The Bermuda legislation closely resembles the existing UK rights of third parties legislation.
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
U.K. Regulation
General
In the U.K., parts of the Endurance business are subject to regulation by the Prudential Regulation Authority ("PRA") and the Financial Conduct Authority ("FCA"). The PRA oversees and is responsible for the micro-prudential regulation of banks, insurers and some investment firms. The FCA, which is a separate entity, is responsible for the conduct of business regulation in relation to all authorized firms and the prudential regulation of firms not regulated by the PRA as well as the majority of the market regulatory functions previously conducted by the Financial Services Authority. In addition, the Bank of England's Financial Policy Committee is responsible for the macro-prudential regulation of the entire financial services sector. Under this regulatory structure Endurance U.K. and Endurance at Lloyd's are supervised by both the FCA and the PRA. Endurance Global Weather Risk Advisers Ltd ("EGWRAL") is regulated by only the FCA. In addition, the Council of Lloyd's is responsible under the Lloyd's Act 1982 for the management and supervision of Lloyd's, including its members, syndicates and managing agents, and has rule-making and enforcement powers. The Council of Lloyd's may discharge some of its functions directly by making decisions and issuing resolutions, requirements, rules and byelaws. Other decisions are delegated to the Lloyd's Franchise Board and associated committees. The PRA and FCA, when relevant, coordinate with each other and Lloyd's over its use of enforcement powers. Endurance Corporate Capital Limited ("ECCL") and Endurance at Lloyd's are subject to regulation by Lloyd's.

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
Endurance U.K. is authorized to effect and carry out in the United Kingdom contracts of insurance in all classes of general insurance (limited in the case of credit and surety to reinsurance only) except legal expenses and assistance business. On January 14, 2005, as a result of the implementation by the United Kingdom Government of the Insurance Mediation Directive (2002/92/EC), various additional activities, which had previously been unregulated, fell within the scope of United Kingdom regulation.
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
Syndicate 5151, ECCL and Endurance at Lloyd's
ECCL, Syndicate 5151's corporate underwriting member at Lloyd's, provides 100% of the stamp capacity of Syndicate 5151. Stamp capacity is a measure of the amount of premium a syndicate is authorized to write by Lloyd's. Syndicate 5151's stamp capacity for 2017 is £370.0 million compared to £220.0 million for 2016.
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
Under the U.K. regulatory regime, Endurance at Lloyd's, as a managing agent regulated by the PRA and FCA, in addition to Lloyd's, is required, among other matters, to adopt internal systems and controls appropriate to the risks of their business, obtain regulatory approval for those members of staff responsible for performing certain controlled functions and calculate the level of capital required to support the underwriting of the syndicates that it manages. It is also subject to minimum solvency tests and is required to conduct its business according to eleven core regulatory principles, to which all firms regulated by the PRA and FCA are subject. Each corporate or individual member of Lloyd's is required to deposit cash, securities or letters of credit (or a combination of these assets) with Lloyd's to support its participation on Lloyd's syndicates. These assets are known as a member's "Funds at Lloyd's." Funds at Lloyd's requirements are calculated according to a minimum capital resources requirement, which is assessed at the syndicate level by Lloyd's and at the level of the Lloyd's market as a whole by the PRA. This requirement is similar in effect to a required solvency margin. Endurance Bermuda holds cash and securities in trust of $323.6 million at December 31, 2016 and $276.8 million at December 31, 2015 on behalf of ECCL in support of its participation in Syndicate 5151.
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
At the syndicate level, managing agents are required to calculate the capital resources requirement of the members of each syndicate they manage in accordance with the Solvency II framework (as described in more detail below), replacing the Individual Capital Adequacy ("ICA") regime under Solvency I. Lloyd's requires that each syndicate calculate a Solvency II Solvency Capital Requirement ("SCR"). In the case of Syndicate 5151, this utilized ECCL's own internal model equivalent to the Solvency II principles. Both the SCR and former ICA requirement evaluate the risks faced by the syndicate, including insurance risk, operational risk, market risk, credit risk, liquidity risk and group risk, and assess the amount of capital that syndicate members should hold against those risks.
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
Lloyd's syndicates are treated as "annual ventures" and members' participation on syndicates may change from underwriting year to underwriting year. Ordinarily, a syndicate will accept business over the course of one calendar year (an underwriting year of account), which will remain open for a further two calendar years before being closed by means of "reinsurance to close". An underwriting year may be reinsured to close by the next underwriting year of the same syndicate or by an underwriting year of a different syndicate. Prior to 2005, the London market operated according to a three-year accounting cycle so that members were not able to distribute profits made in an underwriting year until it had been reinsured to close, usually at the end of three years. Since then, provided that certain solvency requirements are met, underwriting profits may be distributed in part before the year has been reinsured to close. Once an underwriting year has been reinsured to close,

Lloyd's will release the Funds at Lloyd's provided that they are not required to support open underwriting years or to meet a loss made on the closed underwriting year. If reinsurance to close cannot be obtained at the end of an underwriting year's third open year (either at all, or on terms that the managing agent considers to be acceptable on behalf of the members participating on that underwriting year), then the managing agent must determine that the underwriting year will remain open. If the managing agent determines to keep the underwriting year open, then the underwriting year of account will be considered to be in run-off, and the Funds at Lloyd's of the participating members will continue to be held by Lloyd's to support their continuing liabilities unless the members can demonstrate that their Funds at Lloyd's are in excess of the amount required to be held in relation to that year.
The reinsurance to close of an underwriting year does not discharge participating members from the insurance liabilities they incurred during that year. Rather, it provides them with a full indemnity from the members participating in the reinsuring underwriting year in respect of those liabilities. Therefore, even after all the underwriting years in which a member has participated have been reinsured to close, the member is required to stay in existence and to remain a non-underwriting member of Lloyd's. Accordingly, although Lloyd's will release members' Funds at Lloyd's, there nevertheless continues to be an administrative and financial burden for corporate members between the time of the reinsurance to close of the underwriting years on which they participated and the time that their insurance obligations are entirely extinguished. This includes the completion of financial accounts in accordance with the U.K. Companies Act 2006 and the submission of an annual compliance declaration to Lloyd's.
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
Syndicate 5151's contribution to the Lloyd's New Central Fund, which is available to satisfy claims if a member of Lloyd's is unable to meet its obligation to policyholders and is funded annually by members, was determined by Lloyd's to be 0.35% of Syndicate 5151's written premiums with respect to 2016 (2015 - 0.5%). In addition, the Council of Lloyd's has the power to call on members to make an additional contribution to the New Central Fund of up to 3% for 2016 (2015 - 3%) of their underwriting capacity each year should it decide that such additional contributions are necessary.
Lloyd's also imposes other charges on its members and the syndicates on which they participate, including an annual subscription charge of 0.45% (2015 - 0.5%) of written premiums and an overseas business charge, levied as a percentage of gross international premiums (defined as business outside the U.K. and the Channel Islands), with the percentage depending on the type of business written. Lloyd's also has the power to impose additional charges under Lloyd's Powers of Charging Byelaw.

Solvency Requirements
The solvency requirements applicable to insurance companies domiciled in the EU are primarily derived from the requirements of the Solvency II Directive. The Directive introducing Solvency II came into force on January 6, 2010 and Member States were required to transpose the new regime by March 31, 2015. The Solvency II Directive (2009/138/EC) has been subsequently amended (by the Second Solvency II Quick Fix Directive (2013/58/EU) and the Omnibus II Directive (2014/51/EU)) and references to Solvency II here are to the Directive as amended. The Solvency II regime came into effect and firms are required to operate subject to it with effect from January 1, 2016.
The objective of Solvency II is to establish a solvency system that is better matched to the true risks of insurers, enabling supervisors to protect policyholders' interests as effectively as possible and in accordance with common principles across the EU. It specifies a range of capital requirements, such as the minimum capital requirement ("MCR") and the SCR. Additionally, it establishes governance and risk management requirements, including but not limited to the following, an own risk and solvency assessment, a supervisory review process, disclosure and reporting requirements, and the regular supervisory report.
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
The legislation implementing the final version of the Solvency II Directive has now replaced the solvency requirements described in the first three paragraphs of this section with effect from January 1, 2016. The PRA has an ongoing program of work including the approval of internal and standard models and the determination of the SCR and MCR applicable for each authorized insurer. Detailed implementation and the publication of replacement sourcebooks continue. Endurance U.K. has agreed its regulatory capital requirements under Solvency II with the PRA and continues to cooperate fully with the PRA in connection with the introduction of the Solvency II regime.
Restrictions on Dividend Payments
U.K. company law prohibits each of Endurance U.K., ECCL, EGWRAL and Endurance at Lloyd's from declaring a dividend to its shareholders unless it has "profits available for distribution". The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the United Kingdom insurance regulatory laws impose no statutory restrictions on a general insurer's ability to declare a dividend, the PRA strictly controls the maintenance of each insurance company's solvency margin within its jurisdiction. The PRA's rules require notification to the PRA of any proposed or actual payment of a dividend. Any such payment or proposal could result in regulatory intervention. In addition, the PRA requires authorized insurance companies to notify the PRA in advance of any significant dividend payment.

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
Supervision of Management
The PRA and the FCA closely supervise the management of insurance companies through the approved persons regime, by which any appointment of persons to perform certain specified "controlled functions" within a regulated entity must be approved by the regulators. Both regulators have responsibility for applications under the approved persons regime and the list of controlled functions has been split between the regulators. Which regulator has responsibility for approving an application will depend on the controlled function position. Following their authorization, there are codes of practice issued by the PRA and FCA with which approved persons are expected to comply. A new senior managers regime has been put into place, pursuant to which the senior management of Endurance U.K. and Endurance at Lloyd's are regulated. While the new regime has some impact on the governance of these entities, it is not currently considered that it will materially change the overall level of supervision.

Change of Control
The FSMA regulates the acquisition of control of any U.K. insurance company authorized under the FSMA. Any company or individual that (together with any person acting in concert with it or him) directly or indirectly acquires 10% or more of the shares in a U.K. authorized insurance company or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or its parent company, would be considered to have acquired control of the authorized insurance company for the purposes of the relevant legislation, as would a person who had significant influence over the management of such authorized insurance company or its parent company by virtue of his shareholding or voting power in either company. A purchaser of 10% or more of the ordinary shares would therefore be considered to have acquired control of Endurance U.K. A slightly different threshold applies to EGWRAL because it only distributes insurance products. A new controller must seek consent from the FCA before acquiring 20% of the shares in EGWRAL or a parent.
Under FSMA, any person proposing to acquire control over a U.K. authorized insurance company must give prior notification to the PRA (or the FCA, if the company is only a distributor) of their intention to do so together with certain prescribed information and obtain the prior approval of the PRA or FCA, as applicable, to the change of control. Where a notification is made to the PRA, the PRA is required to consult with the FCA and the FCA may require the PRA to reject the application or impose conditions if the FCA has concerns about money laundering or terrorist financing. The PRA (or the FCA, if the company is only a distributor) has 60 working days to make a decision following its acknowledgment of the complete application. The duration of this period may be stopped by the PRA (or the FCA, if the company is only a distributor) once, to request further information, for a maximum of 20 days (30 days for non-EU applicants). Although the regulators may make further information requests, this does not "stop the clock", meaning that the regulators have a maximum of 80 working days to consider a complete application from an EU applicant (90 for a non-EU applicant). The regulators may only object to a particular acquisition on the basis of certain specified "assessment criteria" relating to the reputation and financial soundness of the acquirer, the reputation and experience of those who will direct the regulated business, compliance with prudential requirements and any suspicion of money laundering or terrorist financing. In addition to these requirements, the relevant firm itself is obliged to notify its regulator(s) if it is aware of the proposed acquisition, and may be subject to regulatory enforcement action if it fails to do so.
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
Passporting
European Union directives and treaties allow Endurance U.K. to conduct business in European Union states other than the United Kingdom in compliance with the scope of its U.K. permissions without the necessity of additional licensing or authorization in other European Union jurisdictions. This ability to operate in other jurisdictions of the European Union on the basis of home state authorization and supervision is sometimes referred to as passporting. Insurers may operate outside their home member state either on a services basis or on an establishment basis. Operating on a services basis means that a company can conduct permitted business in the host state without having a physical presence there, while operating on an establishment basis means that the company has a branch or physical presence in the host state.

In both cases, the prudential regulation of the company remains the responsibility of its home state regulator, and not of local regulatory authorities, although the company nonetheless may have to comply with certain local rules reserved to the "host state" (the state into which the services are being provided or in which the branch is being established). In addition to European Union member states, Norway, Iceland and Liechtenstein (members of the broader European Economic Area) are jurisdictions in which this passporting framework applies.
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
In June 2011, Texas became one of the first states to adopt the principal components of the amended Model Holding Company Act. The related amendments to the Texas insurance holding company act depart somewhat from the Model Holding Company Act in including a phase-in of the enterprise risk annual reporting requirement based on the volume of total direct or assumed annual premiums written by the insurer during the preceding 12-month period. Ultimate controlling persons of insurers with direct written and assumed premiums of more than $1 billion but less than $5 billion during the preceding 12-month period were required to file their first enterprise risk report with the first annual registration statement that became due after January 1, 2014. In 2016, the Texas Department of Insurance amended its insurance regulations that address the information to be provided in connection with the proposed acquisition of control of a Texas domestic insurance company. The amendments were adopted to maintain the confidentiality of enterprise risk information that is not required by the acquisition statutes as part of the acquisition process.
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
In 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment ("ORSA") Model Act (the "ORSA Model Act"), which requires domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insurers to conduct an ORSA in accordance with the NAIC's ORSA Guidance Manual. The ORSA Model Act provides that domestic insurers, or their insurance group, must regularly conduct an ORSA consistent with a process comparable to the ORSA Guidance Manual process. The ORSA Model Act also provides that, no more than once a year, an insurer's domiciliary regulator may request that an insurer submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, with respect to the insurer and/or the insurance group of which it is a member. If and when the ORSA Model Act is adopted by a particular state, the ORSA Model Act would impose more extensive filing requirements on parents and other affiliates of domestic insurers. Effective January 1, 2015, each of California and Delaware adopted the ORSA Model Act. In May 2015, Texas adopted its version of the ORSA Model Act, which became effective immediately. In 2015, the Company filed an ORSA with the Delaware Department of Insurance as an insurance group including Endurance Assurance, Endurance American, Endurance American Specialty, Endurance Risk Solutions and American Agri-Business, all of its U.S. operating insurance companies.
Additionally, in response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions have begun to consider new cybersecurity measures, including the adoption of cybersecurity regulations which, among other things, would require insurance companies to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures. Notably, the NAIC has begun, over the past year, to draft a new Insurance Data Security Model Law (the "Cyber Model Law"), the drafting process for which is still on-going.
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
The dividend limitations imposed by Delaware, Texas and California insurance laws are based on the statutory financial results of the Company’s U.S. operating subsidiaries determined by using statutory accounting practices which differ in certain respects from accounting principles used in financial statements prepared in conformity with U.S. GAAP. The significant differences relate to deferred acquisition expenses, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes. At December 31, 2016, of the Company's U.S. operating subsidiaries, only American Agri-Business Insurance Company ("American Agri-Business") had earned surplus, and therefore, only American Agri-Business could declare or distribute dividends in 2017 without prior regulatory approval.
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
The Dodd-Frank Act also established the Federal Insurance Office (the "FIO") in the U.S. Department of the Treasury and vested the FIO with the authority to monitor all aspects of the insurance sector, monitor the extent to which traditionally underserved communities and consumers have access to affordable non-health insurance products, and to represent the United States on prudential aspects of international insurance matters, including at the International Association of Insurance Supervisors (the "IAIS"). In addition, the FIO serves as an advisory member of the Financial Stability Oversight Council, assists the Secretary of the U.S. Department of the Treasury with administration of the Terrorism Risk Insurance Program, and advises the Secretary of the U. S. Department of the Treasury on important national and international insurance matters. In addition, the FIO has the ability to recommend to the Financial Stability Oversight Council the designation of an insurer as "systemically significant" and therefore subject to regulation by the Federal Reserve as a bank holding company.
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

On December 12, 2013, the FIO submitted a report to Congress as required under the Dodd-Frank Act on improving U.S. insurance regulation (the "Modernization Report"). The Modernization Report concludes that the federal government should continue its involvement in insurance regulation, emphasizing the need for improved uniformity and efficiency in the U.S. insurance regulatory system, but that the current "hybrid" state and federal regulatory system should remain in place. The Modernization Report also recommends certain steps that should be taken to modernize and improve the U.S. insurance regulatory system through a combination of actions to be taken by the state and federal governments. Many of the recommendations in the Modernization Report are subject to NAIC initiatives. As the FIO does not have regulatory authority, the recommendations in its report could be viewed as advisory in nature. Most suggestions for U.S. federal standards and involvement in insurance regulation would require U.S. Congressional action. In its 2016 Annual Report on the Insurance Industry released on September 30, 2016, the FIO continued to highlight perceived shortcomings in the state-based insurance regulatory system, advocate for improved uniformity across a number of insurance regulatory issues and recommend increased federal involvement in certain areas of insurance regulation.
On November 20, 2015, the FIO and the Office of the U.S. Trade Representative announced their intention to exercise their authority under the Dodd-Frank Act to negotiate a "covered agreement" with the European Union. After a number of private negotiating sessions, on January 13, 2017, the U.S. Department of Treasury and the Office of the U.S. Trade Representative notified Congress that they had completed negotiations with the European Union for the covered agreement, which addressed reinsurance, insurance group supervision and the exchange of information between insurance supervisors. Significantly for state insurance regulation, the covered agreement contemplates that in the U.S. it will be implemented by the states by incorporating its standards into state law, with the FIO authorized to preempt offending state law if the law of a particular state is not amended to incorporate such standards and disadvantages a European Union insurer.
With respect to reinsurance, under the covered agreement, both the U.S. and the European Union agreed that their supervisory authorities will not impose reinsurance collateral requirements or "local presence" requirements on a reinsurer domiciled in (or with a head office in) the other's territory that are less favorable than collateral or local presence requirements applied to a domestic reinsurer. However, the collateral or local presence provisions apply only if the insurer or reinsurer satisfies certain conditions and standards, including among others, minimum capital and risk-based capital, confirmation of financial condition by the reinsurer's domestic regulator and claims payment standards. As discussed above, if implemented, the covered agreement could preempt the credit for reinsurance laws in jurisdictions that have not amended their credit for reinsurance laws to allow reduced collateral requirements for certified reinsurers.
As for group supervision, the covered agreement seeks to clarify that U.S. and European Union insurers operating in a jurisdiction that is a party to the covered agreement will be subject to worldwide prudential insurance group oversight only by the supervisors in their home jurisdiction.
It is unclear whether the U.S. Congress or the Trump administration will support the covered agreement (although Congress does not have the ability to veto the covered agreement, it retains the authority to enact legislation that could block the covered agreement from taking effect). In addition, the European Council and the European Parliament must each adopt decisions approving the covered agreement before it can become effective.
Any additional regulations established as a result of the Dodd-Frank Act or actions in response to the Modernization Report could increase costs or compliance or lead to disciplinary action. In addition, legislation has been introduced from time to time that, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry, including federal licensing in addition to or in lieu of state licensing and requiring reinsurance for natural catastrophes. We are unable to predict whether any legislation will be enacted or any regulations will be adopted, or the effect any such developments could have on our business, financial condition or results of operations.
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
International Developments
The IAIS has proposed a common framework for the supervision of Internationally Active Insurance Groups ("IAIGs"), which is scheduled to be effective in 2019. Under the proposed framework, IAIGs would be supervised on a group-wide basis across national boundaries and each IAIG would be required to conduct its own risk and solvency assessment to monitor and manage its overall solvency. The IAIS is also developing a risk-based global Insurance Capital Standard ("ICS"), which would apply to IAIGs. In addition, the Financial Stability Board is pursuing enhanced group supervisory and capital requirements for Global Systemically Important Insurers ("G-SIIs"). Finally, Insurance Core Principles ("ICPs"), another set of supervisory requirements under development by the IAIS, would apply to all insurers and insurance groups, regardless of size or systemic importance. These frameworks may influence applicable capital requirements in the jurisdictions in which we operate in the future, potentially leading to an increase in our capital requirements.
Additionally, on June 23, 2016, the United Kingdom held a referendum in which a majority voted for the United Kingdom’s withdrawal from the European Union. As a result of this vote, negotiations are expected to commence to determine the terms of the United Kingdom’s withdrawal from the European Union, as well as its relationship with the European Union going forward (“Brexit”). Brexit has caused and may continue to cause significant volatility in global stock markets and currency exchange rates, which could increase the volatility of, or reduce, the Company’s results in particular periods or over time. Higher levels of political and market turmoil could persist until some clarity emerges around the United Kingdom’s exit process from the European Union and the impact of Brexit on the economies of the other European countries. The geopolitical impacts of Brexit are unknown and may adversely affect long-term European and global economic growth and forecasts, which could adversely impact the demand for the Company’s products. Brexit could also lead to legal uncertainty and differing laws and regulations between the United Kingdom and the European Union. These uncertainties could affect the operations, strategic position or results of brokers, insurers or reinsurers with whom the Company does business. Any of these potential effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations or financial condition.
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
In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers' business operations are affected by regulatory requirements in various states of the United States governing "credit for reinsurance" that are imposed on ceding companies in these states. In general, a ceding company that obtains reinsurance from a reinsurer that is licensed, accredited or approved by the state of domicile of the ceding company is permitted to reflect in the ceding company's statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums (which are that portion of written premiums which applies to the remaining portion of the policy period) and loss reserves and loss expense reserves ceded to the reinsurer. In accordance with the Dodd-Frank Act, only a ceding company's state of domicile can dictate credit for reinsurance requirements. Other states in which a ceding company is licensed are no longer able to impose their own credit for reinsurance laws on ceding companies domiciled in other states.

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
Effective January 1, 2015, the NAIC placed Bermuda, France, the United Kingdom, Germany, Japan, Ireland and Switzerland on the NAIC List of Qualified Jurisdictions. These designations are part of continuing efforts to implement a "certified reinsurer" concept that allows highly rated reinsurers, domiciled in qualified jurisdictions, to take advantage of reduced reinsurance collateral requirements under the NAIC's revised Credit for Reinsurance Model Law and Regulations (the "Certified Reinsurer Provisions"). Reinsurers, including Endurance U.K. and Endurance Bermuda, domiciled in any of the seven jurisdictions are eligible to apply to be certified for reduced reinsurance collateral requirements in those U.S. states that have adopted the revised Credit for Reinsurance Model Law and Regulations. Thirty-five U.S. states have adopted the revised Credit for Reinsurance Model Law and Regulations or some variation thereof. As a result, a non-U.S. reinsurer that has qualified as a certified reinsurer in one of these states is still obligated to post 100% collateral with respect to business assumed from U.S. ceding companies domiciled in the remaining fifteen U.S. jurisdictions. Importantly, the covered agreement with the European Union discussed below, if implemented, could preempt the credit for reinsurance laws in these fifteen remaining jurisdictions with respect to business assumed from an insurer domiciled in any U.S. state.
In 2008, prior to the adoption of Certified Reinsurer Provisions in the NAIC Credit for Reinsurance Model Law and Regulations, the Florida insurance regulator adopted similar regulations permitting lower collateral requirements for "eligible" non-U.S.-based reinsurers engaged in the property and casualty insurance business that meet specified standards. Endurance Bermuda was granted eligible reinsurer status by the Florida Office of Insurance Regulation in 2012, thereby permitting Florida domiciled ceding companies to take 100% credit in their financial statements for reinsurance provided by Endurance Bermuda. In 2015, Endurance Bermuda established multi-beneficiary reinsurance trusts ("Reinsurance Trusts") domiciled in Delaware as a means of providing statutory credit to Endurance Bermuda's cedants, including those cedants that were clients of Montpelier and had previously obtained statutory credit through Montpelier's Reinsurance Trusts established in New York. In November 2015, the New York Department of Financial Services approved the transfer to the Endurance Bermuda Reinsurance Trusts of all assets in excess of the statutory required minimum amounts held in the Montpelier Reinsurance Trusts.
Beginning in 2015, Endurance Bermuda applied for certified reinsurer status in certain states that adopted the Certified Reinsurer Provisions. In certain states that have not yet adopted the Certified Reinsurer Provisions or require additional qualifications, Endurance Bermuda has applied for or obtained the requisite qualification necessary to use the Reinsurance

Trusts as a means to allow cedants to take full credit in their financial statements for the reinsurance provided by Endurance Bermuda.
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

UNDERWRITING RISKS
As a property, marine/energy and aviation, agriculture, catastrophe and specialty insurer and reinsurer, we are particularly vulnerable to losses from catastrophes.
Our property, marine/energy and aviation, agriculture, catastrophe and specialty insurance and reinsurance lines expose us to claims arising out of catastrophes. Catastrophes can be caused by various unpredictable events, including earthquakes, hurricanes, hailstorms, droughts, severe weather, floods, fires, tornadoes, volcano eruptions, explosions and other natural or man-made disasters. Many scientists believe that the earth's atmospheric and oceanic temperatures are increasing and that, in recent years, changing climate conditions have increased the unpredictability, severity and frequency of natural disasters in certain parts of the world.
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
ARMtech currently participates in the U.S. Federal Multi-Peril Crop Insurance Program ("MPCI") sponsored by the Risk Management Agency of the U.S. Department of Agriculture (the "RMA"). The U.S. Farm Bill was signed into law February 2014, which fixes the terms of the MPCI program, is subject to change by the U. S. Congress at any time. ARMtech's agriculture insurance premiums, which are primarily driven by MPCI, represent a large portion of our business, totaling $760.9 million of gross premiums written in 2016, and representing 29.6% of the total gross premiums written in our Insurance segment in 2016.
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
Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. Endurance Bermuda and certain of our operating subsidiaries currently maintain an A.M. Best financial strength rating of "A" (Excellent) with a stable outlook and an S&P financial strength rating of "A" (Strong) with a stable outlook and a Moody's rating of "A2" with a stable outlook. Syndicate 5151 (which is managed by Endurance at Lloyd's), as is the case with all Lloyd's syndicates, benefits from the Lloyd's single market rating. Lloyd's currently maintains a financial strength rating at A.M. Best of "A" (Excellent), an S&P rating of "A+" (Strong) and a Fitch rating of "AA-" (Very Strong).
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
Inflation could also lead to higher interest rates causing the current unrealized gain position in the Company's fixed maturity portfolio to decrease.
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
We market our insurance and reinsurance worldwide through insurance and reinsurance brokers. In the year ended December 31, 2016, our top three brokers represented approximately 44.1% of our gross premiums written. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.
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
Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. If issuer credit spreads widen or increase significantly over an extended period of time, it may result in a decrease in the net unrealized gain position of our investment portfolio. If credit spreads tighten significantly, it will reduce net investment income associated with new purchases of fixed maturity investments.
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
A portion of our investment portfolio is allocated to alternative investment funds that we expect will have different risk characteristics than our investments in traditional fixed maturity securities, equity securities and short-term investments, which in turn could result in a material adverse change to our investment performance, and accordingly adversely affect our financial results.
A portion of our investment portfolio is allocated to alternative funds, which we expect to have different risk characteristics than our investments in traditional fixed maturity securities, equity securities and short-term investments. Our alternative funds include investments in hedge funds and private investment funds that generally invest in senior secured bank debt, high yield credit securities, distressed debt, macro strategies, multi-strategy, equity long/short strategies, distressed real estate, and energy sector private equity. The amount and timing of net investment income from such alternative and specialty investment funds tends to be uneven as a result of the performance of the underlying investments. The timing of distributions from these investments, which depends on particular events relating to the underlying investments, as well as the funds' schedules for making distributions and their needs for cash, can be difficult to predict. The amount of net investment income that we record from these investments can vary substantially from quarter to quarter. Many of the investments are subject to restrictions on redemptions and sales that limit our ability to liquidate these investments in the short-term. These investments expose us to market risks including interest rate risk, foreign currency risk, equity price risk and credit risk. In addition, we typically do not hold the underlying securities of these investments in our custody accounts. As a result, we generally do not have the ability to quantify the risks associated with these investments in the same manner as we have for our fixed maturity portfolio. The performance of these investments is also dependent on the individual investment managers and their investment strategies. It is possible that the investment managers will leave and/or the investment strategies will become ineffective. Any of the foregoing could result in a material adverse change to our investment performance, and accordingly adversely affect our financial results.
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
We hold certain investments that may lack liquidity, such as our alternative funds. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

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
Endurance Holdings is subject to Bermuda regulatory constraints that will affect its ability to pay dividends on its ordinary shares and 6.35% Non-Cumulative Preferred Shares, Series C (the "Preferred Shares") and to make other payments. Under the Bermuda Companies Act, Endurance Holdings may declare or pay a dividend or make a distribution out of retained earnings or contributed surplus only if it has reasonable grounds for believing that it is, or would after the payment be, able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than the aggregate of its liabilities and issued share capital and share premium accounts. In addition, the terms of our credit facility prohibit Endurance Holdings from declaring or paying any dividends if a default or event of default has occurred and is continuing at the time of such declaration or payment or would result from such declaration or payment. In addition, the terms of the Preferred Shares prohibit the declaration or payment of dividends on our ordinary shares unless dividends on the Preferred Shares have been declared and paid. Preference shares, including the Preferred Shares, may also not be redeemed if as a result of the redemption, our issued share capital would be reduced below the minimum capital specified in the memorandum of association of Endurance Holdings.
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
As a Bermuda reinsurer, Endurance Bermuda is required to post collateral with respect to reinsurance liabilities it assumes from ceding insurers domiciled in the U.S. The posting of collateral is generally required in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to reinsurance liabilities ceded to unlicensed or unaccredited reinsurers, such as Endurance Bermuda. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by third-party trustees or funds-withheld arrangements whereby the trusteed assets are held by the ceding company. Endurance Bermuda has the ability to issue up to $450.0 million in letters of credit under our letter of credit facility that expires on March 23, 2021. If this facility is not sufficient or if the Company is unable to renew this facility or is unable to arrange for other types of security on commercially acceptable terms, the ability of Endurance Bermuda to provide reinsurance to U.S.-based clients may be severely limited.
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
Endurance Assurance, Endurance American and Endurance Risk Solutions write insurance on an admitted basis within the U.S. and are subject to extensive regulation. Endurance Assurance, Endurance American and Endurance Risk Solutions are primarily regulated by their state of domicile under state statutes which confer comprehensive regulatory, supervisory and administrative powers on state insurance commissioners. Such regulation generally is designed to protect policyholders rather than investors or shareholders of the insurer.
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
We have made a significant investment in the capitalization of Endurance U.K., which is denominated in British Sterling. In addition, we enter into reinsurance and insurance contracts where we are obligated to pay losses in currencies other than U.S. dollars. For the year ended December 31, 2016, approximately 16.9% of our gross premiums were written in currencies other than the U.S. dollar. A portion of our cash and cash equivalents, investments and loss reserves are also denominated in non-U.S. currencies. The majority of our operating foreign currency assets and liabilities are denominated in Euros, British Sterling, Canadian Dollars, Japanese Yen, New Zealand Dollars and Australian Dollars. We may, from time to time, experience losses from fluctuations in the values of these and other non-U.S. currencies, which could have a material adverse effect on our results of operations.
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
The Company, through BCML, provides services to the BCGR Cell (which serves as a segregated account for the benefit of BCGR) and to BCRH and its subsidiaries. In addition, The Company's subsidiary Blue Water Re is the sole source of collateralized reinsurance business for the BCGR Cell and is a significant source of business for BCRH and its subsidiaries. As of December 31, 2016, Endurance Holdings and Endurance Bermuda together owned 33.3% of BCRH and Endurance Bermuda owned 25.2% of BCGR, with third-party "non-controlling" investors owning the remainder of each entity.

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
We will need to continue to hire employees to work in Bermuda. Generally, under Bermuda law, non-Bermudians (other than spouses of Bermudians and individuals holding permanent resident certificates or working resident certificates) may not engage in any gainful occupation in Bermuda without the appropriate governmental standard work permit. Standard work permits can be obtained for a one-, two-, three-, four- or five-year period. Ten year permits are also available but these are generally only applicable where a company meets various criteria, including at least ten Bermudian staff, development programs for Bermudians, entry level position and equal pay between Bermudians and non-Bermudians. Where a standard work permit is being applied for, it is a requirement that the job must be advertised for three days (within an eight-day period) in a local Bermuda newspaper. All of our 26 Bermuda-based professional employees who require work permits have been granted permits by the Bermuda government. It is possible that we could lose the services of one or more of our key employees if we are unable to obtain or renew their work permits, which could have a material adverse effect on our business.
The pending Merger between the Company and Sompo is subject to conditions, including certain conditions that may not be satisfied, or satisfied on a timely basis, if at all. Failure to complete the Merger could have material and adverse effects on the Company.
The completion of the Merger is subject to the satisfaction or waiver of a number of conditions, including the receipt of required approvals from governmental regulators, which make the completion and timing of the completion of the Merger uncertain. In addition, regulators could impose additional requirements or obligations as conditions for their approvals, which may be burdensome and which may permit Sompo under the terms of the Merger Agreement to refuse to complete the Merger.
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
TAXATION RISKS
We and our subsidiaries may be subject to U.S. tax, which may have a material adverse effect on our financial condition and results of operations.
Endurance Holdings and its non-U.S. subsidiaries intend to operate in such a manner that none of these companies will be deemed to be engaged in the conduct of a trade or business within the United States. Nevertheless, because definitive identification of activities which constitute being engaged in a trade or business in the United States is not provided by the Internal Revenue Code of 1986, as amended (the "Code"), regulations or court decisions, the U.S. Internal Revenue Service (the "IRS") might successfully contend that any of Endurance Holdings and its non-U.S. subsidiaries are/is engaged in a trade or business in the United States. If Endurance Holdings or any of its non-U.S. subsidiaries were engaged in a trade or business in the United States, and if any of Endurance Holdings' non-U.S. subsidiaries were to qualify for benefits under an applicable tax treaty with the United States, but such trade or business was attributable to a permanent establishment in the United States (or in the case of our Bermuda insurance subsidiaries, with respect to investment income, arguably, even if such income were not attributable to a permanent establishment), Endurance Holdings or any of such non-U.S. subsidiaries would be subject to U.S. federal income tax at regular corporate rates on the income that is effectively connected with the U.S. trade or business, plus an additional 30% "branch profits" tax in certain circumstances. If Endurance Holdings or any of its non-U.S. subsidiaries were subject to U.S. federal income tax, our financial condition and results of operations, as well as an investment in our shares, could be materially adversely affected.

Holders of Endurance Holdings' ordinary shares or Preferred Shares who own 10% or more of our voting power may be subject to taxation under the controlled foreign corporation ("CFC") rules.
A 10% U.S. Shareholder (as defined below) of a foreign corporation that is considered a CFC (as defined below) for U.S. federal income tax purposes must include in gross income such 10% U.S. Shareholder's pro rata share of the CFC's income under subpart F of the Code ("subpart F income"), even if the subpart F income is not distributed. A foreign corporation is considered a CFC if 10% U.S. Shareholders own (directly, indirectly through foreign entities or constructively pursuant to the application of certain constructive ownership rules) more than 50% of the total combined voting power of all classes of voting stock of such foreign corporation, or the total value of all stock of such corporation. For purposes of taking into account insurance income, a CFC also includes a foreign corporation in which more than 25% of the total combined voting power or value of all classes of stock is owned (directly, indirectly through foreign entities or constructively pursuant to the application of certain constructive ownership rules) by 10% U.S. Shareholders, on any day during the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance contracts exceeds 75% of the gross amount of all premiums or other consideration in respect of all risks. A "10% U.S. Shareholder" is a U.S. Person (as defined below) that owns (directly, indirectly through foreign entities or constructively pursuant to the application of certain constructive ownership rules) at least 10% of the total combined voting power of all classes of stock of a foreign corporation.
For purposes of this discussion, a "U.S. Person" means: (i) a citizen or resident of the United States, (ii) a partnership or corporation created or organized in or under the laws of the United States, or organized under the laws of any political subdivision thereof, (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source, (iv) a trust if either (x) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. Persons have the authority to control the substantial decisions of the trust or (y) the trust has a valid election in effect to be treated as a U.S. Person for U.S. federal income tax purposes and (v) any other person or entity that is treated for U.S. federal income tax purposes as if it were one of the foregoing.
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
U.S. Persons who dispose of our shares may be subject to U.S. federal income taxation at the rates applicable to ordinary income.
Section 1248 of the Code, in conjunction with the RPII rules, provides that if a shareholder who is a U.S. Person disposes of shares in a foreign insurance corporation that has RPII and in which U.S. Persons collectively own 25% or more of the shares, any gain from the disposition will generally be treated as ordinary income to the extent of the shareholder's share of the corporation's undistributed earnings and profits that were accumulated during the period that the shareholder owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such a shareholder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the shareholder. These rules should not apply to dispositions of ordinary shares or Preferred Shares because Endurance Holdings will not itself be directly engaged in the insurance business. The RPII provisions, however, have not been interpreted by the courts or the U.S. Treasury Department, and regulations interpreting the RPII provisions of the Code exist only in proposed form. Accordingly, the IRS might interpret the proposed regulations in a different manner and the applicable proposed regulations may be promulgated in final form in a manner that would cause these rules to apply to dispositions of our ordinary shares and Preferred Shares.

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
We believe that we should not be considered a PFIC for U.S. federal income tax purposes for the year ended December 31, 2016. Moreover, we do not expect to conduct our activities in a manner that would cause us to become a PFIC in the future. There are currently no final regulations in effect regarding the application of the PFIC rules to an insurance company and, in particular, there is no definitive authority as to how the insurance business exception should be interpreted. Proposed regulations, however, were issued that are intended to clarify the circumstances under which investment income earned by foreign insurance companies is derived in the active conduct of an insurance business for purposes of the PFIC tests. It is uncertain if, when and in what form the proposed regulations will be finalized, and if, when or in what form any additional guidance will be provided by the IRS regarding the application of the PFIC provisions to foreign insurance companies, or if enacted, whether such guidance would have retroactive effect. Due to these legal uncertainties, there can be no assurance that the IRS will not challenge our position that we should not be a PFIC or that a court will not sustain such challenge. Accordingly, it is possible that we could be deemed a PFIC by the IRS or a court for the 2016 taxable year or any future year. If we were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation, including subjecting the investor to a greater tax liability than might otherwise apply or subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed. In addition, if we were considered a PFIC, dividends paid in respect of our shares would not be eligible for the preferential tax rate applicable to "qualified dividend income" received by certain non-corporate U.S. shareholders.
Changes to U.S. tax legislation could have an adverse impact on us or our shareholders.
The U.S. Congress and recent U.S. Presidents have offered from time-to-time proposals intended to eliminate certain perceived tax advantages of companies (including insurance and reinsurance companies) that have legal domiciles outside the United States but have certain U.S. connections. Such proposals include the denial of deductions for certain non-taxed reinsurance premiums paid to affiliates by U.S. insurance companies, the treatment of foreign corporations as U.S. corporations for U.S. federal tax purposes under certain circumstances and changes to existing laws and regulations governing cross-border transactions and low tax jurisdictions. It is uncertain if, when or in what form any such proposals may be enacted and whether such proposals, if enacted, would have retroactive effect. Enactment of some versions of prior proposed legislation as well as other changes in U.S. tax laws, regulations and interpretations of any tax law changes to address these issues could adversely affect the results of our operations and financial condition and could have a material adverse effect on our business, financial condition or results of operations.
The Organization for Economic Cooperation and Development ("OECD") and the European Union ("EU") are considering measures that might increase our taxes and reduce our net income.
The OECD has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of preferential tax regimes in countries around the world. In the OECD's periodic progress reports, Bermuda has not been listed as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. Bermuda was reported as being largely compliant with the OECD's international tax standards on transparency and exchange of information in the OECD's 2015 Tax Transparency Report on Progress. Other "largely compliant" jurisdictions include Germany, the United Kingdom and the United States. Bermuda has announced that it will adopt Country-by-Country Reporting Regime following the OECD recommendations to address base erosion and profit shifting ("BEPS").

In addition, on January 28, 2016 the EU Commission announced an Anti-Tax Avoidance Package containing measures to regulate certain elements of tax planning further and to boost tax transparency for consideration by the European parliament and Council. On July 12, 2016 the Economic and Financial Affairs Council adopted a Council Directive forming part of the EU Anti-Tax Avoidance Package and building upon the OECD BEPS recommendations. EU Member States are required to implement the Directive into their domestic laws by December 31, 2018 (or December 31, 2019 in the case of provisions on exit taxation). Further changes, including to the Directive, have been proposed as part of an EU corporate tax reform package published on October 25, 2016.
We are currently not able to provide a definitive view on whether any changes arising from any proposals introduced in connection with the possible new OECD and EU measures will subject us to additional taxes or otherwise affect our operations.
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
Item 2. Properties
The Company leases office space in Pembroke, Bermuda where the Company's principal executive office is located. Additionally, the Company and its subsidiaries lease office space in the United States, the United Kingdom, Switzerland and Singapore sufficient for the operation of its business. We renew and enter into new leases in the ordinary course of business. For further discussion of our leasing commitments at December 31, 2016, please see Note 12, "Commitments and Contingencies" to our Audited Consolidated Financial Statements.
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
Our ordinary shares are publicly traded on the New York Stock Exchange ("NYSE") under the symbol "ENH." The following table sets forth, for the fiscal quarters and periods indicated, the high and low closing sale price per ordinary share as reported on the NYSE for the two most recent fiscal years:

	High	Low
2016
First quarter	$65.69	$59.35
Second quarter	$68.85	$62.89
Third quarter	$68.68	$64.49
Fourth quarter	$92.60	$64.96
2015
First quarter	$64.72	$59.17
Second quarter	$66.51	$60.38
Third quarter	$69.49	$60.54
Fourth quarter	$66.96	$60.93
Number of Holders of Ordinary Shares
The approximate number of record holders of our ordinary shares as of February 23, 2017 was 291, not including beneficial owners of shares registered in nominee or street name.
Dividends
We paid a quarterly dividend of $0.38 per ordinary share in each of the four quarters of 2016 (2015 - $0.35). Our Board of Directors reviews our ordinary share dividend each quarter and determines the amount, if any, of each dividend at that time. Among the factors considered by the Board of Directors in determining the amount of each dividend are the results of operations and the capital requirements, growth and other characteristics of our businesses. The declaration and payment of future dividends is also subject to certain legal, regulatory and other restrictions.
Endurance Holdings is a holding company and has no direct operations. The ability of Endurance Holdings to pay dividends or distributions depends almost exclusively on the ability of its subsidiaries to pay dividends to Endurance Holdings. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or other distributions. As of December 31, 2016, the maximum amount of dividend distributions that Endurance Bermuda could pay to Endurance Holdings under applicable insurance and Bermuda Companies Act regulations without prior regulatory approval was $1,109.3 million. As of December 31, 2016, Endurance U.K. was precluded by regulatory restrictions from declaring or distributing dividends in 2017. At December 31, 2016, ECCL did not have assets available for distribution. As of December 31, 2016, Endurance Assurance, Endurance American, Endurance Risk Solutions and Endurance American Specialty did not have earned surplus and thus were precluded from dividend distributions in 2017 without prior regulatory approval. As of December 31, 2016, American Agri-Business (with notice to the Texas Department of Insurance) could pay $3.3 million of dividends without prior regulatory approval.
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
Recent Sales of Unregistered Securities
None.
Purchase of Equity Securities by Issuer and Affiliated Purchasers
At a meeting on February 25, 2016, the Board of Directors of the Company authorized the repurchase of up to a total of 5,000,000 ordinary shares and share equivalents through February 28, 2018, superseding all previous authorizations. The Company did not purchase any shares or share equivalents in the fourth quarter of 2016.
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
The following graph illustrates the cumulative 5-year total return to shareholders, including reinvestment of dividends, on the Company’s ordinary shares compared with such return for the (i) Standard & Poor's ("S&P") 500 Composite Stock Price Index and (ii) S&P Property & Casualty Industry Group Stock Price Index, in each case measured during the period from December 31, 2011 to December 31, 2016. During this period, the cumulative total return on the Company's ordinary shares was 174.01%, the cumulative total return for the S&P 500 Composite Stock Price Index was 98.18% and the cumulative total return for the S&P Property & Casualty Industry Group Stock Price Index was 143.65%.

	12/11	12/12	12/13	12/14	12/15	12/16
Endurance Specialty Holdings Ltd.	100.00	107.12	162.42	169.84	185.70	274.01
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
S&P Property & Casualty Insurance	100.00	120.11	166.10	192.25	210.57	243.65
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data
The following table sets forth our selected consolidated financial information for the years ended and as of the dates indicated. As described in Note 1 to our Audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, our Audited Consolidated Financial Statements include the accounts of Endurance Holdings, Endurance Bermuda, BCML, Endurance U.K., Syndicate 5151, Endurance Assurance, Endurance American, Endurance American Specialty, Endurance Risk Solutions, ARMtech, BCRH and BCGR Cell, as well as all of the other direct or indirect wholly-owned subsidiaries of Endurance Holdings.

We derived the following selected consolidated financial information for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 from our Audited Consolidated Financial Statements and related notes. These historical results are not necessarily indicative of results to be expected from any future period.
You should read the following selected consolidated financial information along with the information contained in this Form 10-K, including Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Audited Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

For the years ended December 31,	2016	2015	2014	2013	2012
Selected Income Statement Data:
Gross premiums written	$4,202,170	$3,320,861	$2,894,076	$2,665,244	$2,549,026
Net premiums written	2,369,935	1,950,470	1,934,206	2,048,933	2,029,495
Net premiums earned	2,363,660	1,978,453	1,863,978	2,016,484	2,013,900
Net investment income	176,590	113,826	131,543	166,216	173,326
Net realized and unrealized (losses) gains	(12,419)	12,660	14,283	15,164	72,139
Net impairment losses recognized in earnings	(10,769)	(3,715)	(625)	(1,616)	(847)
Net losses and loss expenses	1,321,052	917,108	970,162	1,219,684	1,520,995
Acquisition expenses	460,483	347,885	319,513	304,430	303,179
General and administrative expenses	248,146	259,791	247,387	236,873	211,763
Corporate expenses	51,706	114,429	66,200	58,033	23,926
Net income	381,147	355,111	348,450	311,915	162,516
Net income attributable to non-controlling interests	(24,130)	(11,016)	—	—	—
Net income available to Endurance Holdings	357,017	344,095	348,450	311,915	162,516
Preferred dividends	23,799	32,750	32,750	32,750	32,750
Net income available to Endurance Holdings' common and participating shareholders	333,218	311,345	315,700	279,165	129,766
Per Share Data:
Dividends declared and paid per common share	$1.52	$1.40	$1.36	$1.28	$1.24
Basic earnings per common share	$4.94	$5.74	$7.07	$6.37	$3.00
Diluted earnings per common share	$4.93	$5.73	$7.06	$6.37	$3.00
Weighted average number of common shares outstanding:
Basic	65,992	52,707	43,368	42,818	42,568
Diluted	66,135	52,829	43,415	42,818	42,602

As of December 31,	2016	2015	2014	2013	2012
Selected Balance Sheet Data:
Cash and investments	$8,960,515	$8,945,156	$6,719,889	$6,574,787	$6,638,942
Total assets	14,122,861	13,241,525	9,640,684	8,973,097	8,789,035
Reserve for losses and loss expenses	4,905,138	4,510,415	3,846,859	4,002,259	4,240,876
Reserve for unearned premiums	1,994,676	1,789,148	1,254,519	1,018,851	965,244
Debt	705,292	717,650	523,617	522,453	521,402
Preferred stock, Series A non-cumulative	—	—	8,000	8,000	8,000
Preferred stock, Series B non-cumulative	—	9,200	9,200	9,200	9,200
Preferred stock, Series C non-cumulative	9	9	—	—	—
Total shareholders' equity available to Endurance Holdings	4,882,439	4,856,262	3,185,182	2,886,549	2,710,597

Selected Ratios (based on U.S. GAAP income statement data):
For the years ended December 31,	2016	2015	2014	2013	2012
Net loss ratio(a)	55.9%	46.4%	52.1%	60.5%	75.5%
Acquisition expense ratio(b)	19.5%	17.6%	17.1%	15.1%	15.1%
General and administrative expense ratio(c)	12.7%	18.9%	16.8%	14.6%	11.7%
Combined ratio(d)	88.1%	82.9%	86.0%	90.2%	102.3%

(a)	The net loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.

(b)	The acquisition expense ratio is calculated by dividing acquisition expenses by net premiums earned.

(c)
The general and administrative expense ratio includes general and administrative expenses and corporate expenses. The general and administrative expense ratio is calculated by dividing general and administrative expenses and corporate expenses by net premiums earned.

(d)
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
Executive Overview
Endurance Specialty Holdings Ltd. ("Endurance Holdings") was organized as a Bermuda holding company on June 27, 2002. Endurance Holdings has nine wholly-owned operating subsidiaries:

•	Endurance Specialty Insurance Ltd. ("Endurance Bermuda"), domiciled in Bermuda with branch offices in Switzerland and Singapore;

•	Blue Capital Management Ltd. ("BCML"), domiciled in Bermuda, manager of Blue Water Re Ltd. ("Blue Water Re") and Blue Water Re II Ltd. ("Blue Water Re II"), domiciled in Bermuda;

•	Endurance Assurance Corp. ("Endurance Assurance," formerly Endurance Reinsurance Corporation of America), domiciled in Delaware;

•	Endurance Worldwide Insurance Limited ("Endurance U.K."), domiciled in England with a branch office in Switzerland;

•	Endurance at Lloyd's Limited ("Endurance at Lloyd's"), managing agent for Lloyd's Syndicate 5151 ("Syndicate 5151"), domiciled in England;

•	Endurance American Insurance Company ("Endurance American"), domiciled in Delaware;

•	Endurance American Specialty Insurance Company ("Endurance American Specialty"), domiciled in Delaware;

•	Endurance Risk Solutions Assurance Co. ("Endurance Risk Solutions"), domiciled in Delaware; and

•	American Agri-Business Insurance Company ("American Agri-Business"), domiciled in Texas and managed by ARMtech Insurance Services, Inc. (together with American Agri-Business, "ARMtech").
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
Proposed Acquisition with Sompo
On October 5, 2016, the Company entered into an agreement and plan of merger (the "Merger Agreement") with Sompo and Volcano International Limited, an indirect, wholly-owned subsidiary of Sompo ("Merger Sub"). The Merger Agreement provides for, subject to the satisfaction or waiver of specified conditions, the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as an indirect, wholly-owned subsidiary of Sompo. At the effective time of the Merger, each issued and outstanding ordinary share of the Company will be automatically canceled and converted into the right to receive $93.00 in cash, without interest.
The Merger was approved at a special general meeting of the Company's ordinary and preferred shareholders held on January 27, 2017. The Merger is expected to close as soon as practicable following the satisfaction of customary closing conditions including, but not limited to, regulatory approvals and the absence of any law, injunction or order restraining the Merger. There can be no assurance that the Merger will occur.
Under the terms of the Merger Agreement, the aggregate consideration for the Merger will be approximately $6,304.0 million in cash. The purchase will be financed by Sompo from existing sources of liquidity and supplementary facilities. If the Merger is terminated under certain circumstances, the Company is obligated to pay Sompo a cash termination fee of $204.9 million together with Sompo's expenses related to the Merger up to a cap of $15.8 million. The Company is contractually obligated to pay investment banking fees upon the closing of the Merger.
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
As part of the acquisition of Montpelier, the Company acquired Montpelier's Lloyd's of London operations.
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
Effective December 29, 2015, Montpelier Reinsurance Ltd., a wholly-owned Bermuda domiciled Class 4 insurer ("Montpelier Re"), merged with and into Endurance Bermuda with Endurance Bermuda as the surviving company.
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
Endurance Bermuda holds a 25.2% interest in Blue Capital Global Reinsurance Fund Limited ( "BCGR") is a closed-ended mutual fund incorporated in Bermuda and managed by BCML that serves as the feeder fund for the Blue Capital Global Reinsurance SA-I cell ("BCGR Cell"). BCGR's shares are listed on the Specialist Fund Market of the London Stock Exchange and on the Bermuda Stock Exchange.

The Company is entitled to receive management and performance fees from BCRH and the BCGR Cell for the services that it performs for these entities through BCML.
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
The Company's revenues also include income generated from its investment portfolio. The Company's investment portfolio is comprised of fixed maturity investments, short-term investments and equity securities that are held as either trading or available for sale and other investments, comprised of alternative funds that are accounted for under the equity method of accounting. In accordance with generally accepted accounting principles in the United States ("U.S. GAAP"), trading securities are carried at fair value with unrealized gains and losses recognized through earnings while the available for sale investments are carried at fair value with unrealized gains and losses included on the Company's balance sheet in accumulated other comprehensive loss as a separate component of shareholders' equity. If unrealized losses are considered to be other-than-temporary due to the Company's intent to sell or requirement to sell such securities, or credit related factors, such losses are included in earnings as net impairment losses recognized in earnings. For other investments, the Company increases or decreases the value of these investments for the Company's share of income or loss, less dividends, through net investment income.
Expenses. The Company's expenses consist primarily of losses and loss expenses, acquisition expenses, interest expense, amortization of intangibles, general and administrative expenses and corporate expenses. Losses and loss expenses are estimated by management and reflect management's best estimate of ultimate losses and loss adjustment costs arising during the current reporting period and revisions of prior period estimates. The Company records losses and loss expenses based on an actuarial analysis of the estimated losses the Company expects to be reported on policies and contracts written. The ultimate losses and loss expenses will depend on the actual costs to settle claims. Acquisition expenses consist of commissions and brokerage expenses that are typically a percentage of the premiums on insurance policies or reinsurance contracts successfully written. General and administrative expenses consist primarily of personnel expenses and general operating expenses directly attributable to the Company's insurance and reinsurance operations. Corporate expenses are expenses not allocated directly to the insurance and reinsurance operations.
Marketplace Conditions and Trends. In general, management believes operating conditions continued to be competitive in both the insurance and reinsurance markets in which the Company operated in 2016. In most classes of property and casualty business, the Company experienced competitive pricing pressure due to the relatively high levels of underwriting capacity and recent favorable loss trends, particularly in catastrophe exposed property insurance and reinsurance, where rates have declined. In the Company's agriculture insurance business, pricing was relatively stable across the portfolio, although the underlying exposure base has varied with commodity price movements. The Company continued to adhere to its underwriting standards by declining business when pricing, terms and conditions did not meet the Company's underwriting criteria.
In 2017, management believes the following four primary influences may affect the market for the Company's insurance and reinsurance products – the continuation of the challenging global economy, continued pricing competition in most of the markets in which the Company operates, continued volatility in agriculture commodity prices, and a low interest rate environment. The United States and other markets around the world have continued to experience unsettled economic conditions, including high levels of unemployment, significant governmental regulation initiatives and continued uncertainty in the financial markets. Although some economies are slowly recovering, the lower levels of economic activity are likely to continue to suppress growth in demand for insurance and reinsurance. In addition, increased capital investment and new forms of reinsurance in the industry are likely to have a continuing negative impact on pricing, particularly in catastrophe exposed property insurance and reinsurance. This is likely to result in a continued competitive global insurance and reinsurance market in 2017. The Company's agriculture insurance business will be influenced by the volatility of agriculture commodity prices, which could lead to decreased premium and risk exposure levels, which may be partially offset by higher demand for agriculture insurance due to recent yield and price volatility. Lastly, the current low interest rate environment may result in a lower appetite for longer duration risks that are not adequately priced as there will be reduced investment earnings from underwriting cash flows.

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
Management believes that the following critical accounting policies affect significant estimates used in the preparation of its consolidated financial statements:
Premiums and Related Expenses. The Company's insurance premiums are earned pro rata over the terms of the applicable risk period specified in the insurance policy. The Company's insurance policies cover losses occurring or claims made during the term of the policy. Generally, the Company receives a fixed premium that is identified in the policy and is recorded on the inception date of the contract or when premiums are determinable and earned evenly over the policy term. This premium will generally only adjust if the underlying insured values adjust. Accordingly, the Company monitors the underlying insured values and records additional or return premiums in the period in which amounts are reasonably determinable. For the Company's agriculture insurance line, premiums are determined based on estimated acreage planted combined with the base commodity price for the insured crops. Adjustments are made to the agriculture premium estimates as acreage reporting and claims adjusting occurs. Insurance premiums written accounted for 61%, 63%, and 59% of the Company's gross premiums written during the years ended December 31, 2016, 2015, and 2014, respectively.
The Company's reinsurance premiums are earned in proportion to the amount of reinsurance protection provided over the applicable risk period established in the reinsurance contract. Reinsurance contracts written on a losses occurring basis cover losses which occur during the term of the reinsurance contract, typically 12 months. Accordingly, the Company earns the premium on a losses occurring reinsurance contract evenly over the reinsurance contract term. Losses occurring reinsurance contracts accounted for approximately 19%, 16%, and 20% of the Company's gross premiums written during the years ended December 31, 2016, 2015, and 2014, respectively. Reinsurance contracts written on a policies attaching basis cover losses from the underlying insurance policies incepting during the terms of the reinsurance contracts. Losses under a policies attaching reinsurance contract may occur after the end date of the reinsurance contract, so long as they are losses from policies which began during the reinsurance contract period. The Company typically earns the premiums for policies attaching reinsurance contracts over a 24 month period in proportion to the amount of reinsurance protection provided to reflect the extension of the risk period past the term of the contract and the varying levels of reinsurance protection provided during the reinsurance contract period. Policies attaching reinsurance contracts accounted for approximately 20%, 21%, and 21% of the Company's gross premiums written during the years ended December 31, 2016, 2015, and 2014, respectively.
In addition to the applicable risk period, the Company's estimate of its reinsurance premiums written is based on the type of reinsurance contracts underwritten. For excess of loss reinsurance contracts, the deposit premium, as defined in the contract, is generally considered to be the best estimate of the reinsurance contract's written premium at inception. The Company earns reinstatement premiums upon the occurrence of a loss under the reinsurance contract. Reinstatement premiums are calculated in accordance with the contract terms based upon the ultimate loss estimate associated with each contract. Excess of loss reinsurance contracts accounted for approximately 18%, 16%, and 19% of the Company's gross premiums written during the years ended December 31, 2016, 2015, and 2014, respectively. For proportional reinsurance contracts, the Company estimates premiums, commissions and related expenses based on broker and ceding company estimates. In addition to broker and ceding company estimates, the Company's management also utilizes its judgment in establishing proportional reinsurance contract premium estimates after considering the following factors:

•	the ceding company's historical premium versus projected premium;

•	the ceding company's history of providing accurate estimates;

•	anticipated changes in the marketplace and the ceding company's competitive position therein;

•	reported premiums to date; and

•	correspondence and communication between the Company and its brokers, intermediaries and ceding companies.
Proportional reinsurance contracts accounted for approximately 21%, 21%, and 22% of the Company's gross premiums written during the years ended December 31, 2016, 2015, and 2014, respectively.
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
The Company's historical experience has shown that estimated premiums from proportional contracts have varied and have been adjusted by up to approximately 10%, although larger variations, both positive and negative, are possible as a result of changes in one or more of the premium assumptions as noted above. A 10% variation in the Company's proportional premiums receivable, net as of December 31, 2016, after considering the related expected losses and loss expenses, acquisition expenses and taxes, would result in an impact of approximately $5.8 million on the Company's net income.
The following summarizes the Company's net proportional premium estimates within premiums receivable, net on the Company's Audited Consolidated Balance Sheets as of December 31, 2016 and 2015:

Classes of Coverage	Casualty	Professional lines	Property	Other specialty	Total
	(U.S. dollars in thousands)
As of December 31, 2016
Proportional premiums receivable, net	$98,654	$108,733	$183,644	$86,249	$477,280
As of December 31, 2015
Proportional premiums receivable, net	$73,328	$113,313	$137,334	$57,948	$381,923
As a result of recognizing the estimated gross premium written at the inception of the policy and collecting that premium over an extended period, we include a premiums receivable asset on our balance sheet. We actively monitor our premiums receivable asset to consider whether we need an allowance for doubtful accounts. As part of this process, we consider the credit quality of our cedants and monitor premium receipts versus expectations. At December 31, 2016, the Company has an allowance for estimated uncollectible premiums receivable of $6.2 million (2015 - $7.4 million).
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
Significant Assumptions Employed in the Estimation of Loss and Loss Expense Reserves. The most significant assumptions used as of December 31, 2016 to estimate the reserve for losses and loss expenses within the Company's Insurance and Reinsurance segments are as follows:

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
In order to verify the accuracy and completeness of the information provided to the Company by its ceding company counterparties, the Company's underwriters, actuaries, accounting and claims personnel perform underwriting and claims reviews of the Company's ceding companies. Findings are communicated as appropriate to the ceding companies and are utilized in the establishment or revision of the Company's case reserves and related IBNR reserves. On occasion, these reviews reveal that the ceding company's reported losses and loss expenses do not comport with the terms of the contract with the Company. In such events, the Company strives to resolve the outstanding differences in an amicable fashion. The large majority of such differences are resolved in this manner. In the infrequent instance where an amicable solution is not feasible, the Company's policy is to vigorously defend its position in litigation or arbitration. As of December 31, 2016, the Company was not involved in any material claims litigation or arbitration proceedings.
Due to the large volume of potential transactions that must be recorded in the insurance and reinsurance industry, backlogs in the recording of the Company's business activities can also impair the accuracy of its loss and loss expense reserve estimates. As of December 31, 2016, there were no significant backlogs related to the processing of policy or contract information in the Company's Insurance or Reinsurance segments.
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
Available for sale securities are carried at estimated fair value, with related net unrealized gains or losses excluded from earnings and included in shareholders' equity as a component of accumulated other comprehensive loss. The Company determines the fair value of its fixed maturity, short-term and equity investments in accordance with current accounting guidance, which defines fair value and establishes a fair value hierarchy based on inputs to the various valuation techniques used for each fair value measurement. The use of valuation techniques for any given investment requires a significant amount of judgment and consideration of factors specific to the underlying investment. Fair value measurements determined by the Company seek to maximize observable inputs and minimize the use of unobservable inputs. Current accounting guidance establishes three levels as follows:
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

The Company determines the estimated fair value of each individual security utilizing the highest level inputs available. The Company uses quoted values and other data provided by nationally recognized third-party pricing sources as inputs into its process for determining fair values of its fixed maturity, short-term and equity portfolios. The Company obtains multiple prices for its securities where available. Pricing sources used in pricing the Company's fixed maturity, short-term and equity portfolios at December 31, 2016 were primarily pricing services and broker quotes.
Pricing Services and Index Providers. Pricing services, including index providers, provide pricing for less-complex, liquid securities based on market quotations in active markets. For securities that do not trade on a listed exchange, these pricing services may use a matrix pricing consisting of observable market inputs to estimate the fair value of a security. These observable market inputs include reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic factors. Additionally, pricing services may use a valuation model such as an option adjusted spread model commonly used for estimating fair values of mortgage-backed and asset-backed securities. At December 31, 2016, the Company has not adjusted any pricing provided by third-party pricing services and index providers and have classified all such securities as Level 2.
Broker/Dealers. Generally, the Company obtains quotes directly from broker/dealers who are active in the corresponding markets when prices are unavailable from third-party pricing services or index providers. Broker/dealer quotes may also be used if the pricing from pricing services or index providers is not reflective of current market levels, as detected by our pricing control tolerance procedures. Generally, broker/dealers value securities through their trading desks based on observable market inputs. Their pricing methodologies include mapping securities based on trade data, bids or offers, observed spreads and performance on newly issued securities. They may also establish pricing through observing secondary trading of similar securities. Quotes from broker/dealers are all non-binding. At December 31, 2016, the Company has not adjusted any pricing provided by broker/dealers and has classified the majority of such securities as Level 2.
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
Other than Temporary Impairment ("OTTI"). Following a determination of fair value, the Company reviews its available for sale portfolios to determine whether any declines in the fair value below the amortized cost basis of these securities are other-than-temporary. If the Company determines that a decision to sell the available for sale security has been made or that it is more likely than not that the Company will be required to sell an available for sale security, the Company deems the security to be other-than-temporarily impaired and writes it down to fair value, thereby establishing a new cost basis. The amount of the write-down is recognized in earnings as net impairment losses recognized in earnings.
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
To the extent the Company determines that the amortized cost of the Company's fixed maturity or short-term investments classified as available for sale is likely to be recovered and related to non-credit factors (such as interest rates, market conditions, etc.) and not due to credit related factors, that remaining non-credit portion of the unrealized loss is recorded as a part of accumulated other comprehensive loss in the shareholders' equity section of the Company's balance sheet.

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
Other Investments. Other investments consist of alternative funds and are accounted for using the equity method of accounting whereby the initial investment is recorded at cost. Alternative funds include investments in hedge funds, private investment funds and other investment funds that generally invest in senior secured bank debt, high yield credit securities, distressed debt, macro strategies, multi-strategy, equity long/short strategies, distressed real estate, and energy sector private equity. The carrying value of other investments are increased or decreased to reflect the Company's share of income or loss, which is included in net investment income, and are decreased for dividends. Due to the timing of the delivery of the final valuations reported by certain of the fund managers, valuations of certain alternative funds are estimated based on the most recently available information, including period end valuation statements, period end estimates, or, in some cases, prior month or quarter valuation statements.
Goodwill and Intangible Assets. The Company is required to make an annual assessment as to whether the value of the Company's goodwill and intangible assets are impaired. Impairment of these assets can be either partial or full. For goodwill, impairment is based on a fair value analysis by individual reporting unit. Based upon the Company's assessment at the reporting unit level, there was no impairment of its goodwill asset of $175.5 million during 2016.
In making an assessment of the value of its goodwill, the Company uses both market based and non-market based valuations. Assumptions underlying these valuations include forecasts of discounted future cash flows and future profits in addition to an analysis of the Company's stock price relative to both its book value and its net income. Significant changes in the data underlying these assumptions could result in an assessment of impairment of the Company's goodwill asset. In addition, if the current economic environment and/or the Company's financial performance were to deteriorate significantly, this could lead to an impairment of goodwill, the write-off of which would be recorded against net income in the period such deterioration occurred. If a 5% decline in the fair value of the reporting units occurred, this would not result in an impairment of the goodwill asset at December 31, 2016.
Intangible assets are tested for impairment annually. For the years ended December 31, 2016 and 2015, an analysis was performed to determine if the carrying value of the Company's intangible assets with indefinite lives was impaired. No impairments were recorded as for the years ended December 31, 2016 and 2015.
Deferred Tax Assets. The Company provides for income taxes in accordance with the provisions of the relevant accounting guidance on "Accounting for Income Taxes" and "Accounting for Uncertain Tax Positions" for Endurance Assurance, Endurance American, Endurance American Specialty, Endurance Risk Solutions, ARMtech, Endurance U.K. and Endurance at Lloyd's, which are the Company's operating subsidiaries in income tax paying jurisdictions. The Company's deferred tax assets and liabilities primarily result from the net tax effect of temporary differences between the amounts recorded in our Audited Consolidated Financial Statements and the tax basis of our assets and liabilities. The Company determines deferred tax assets and liabilities separately for each tax-paying component in each tax jurisdiction.
At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax asset will not be realized. The valuation allowance is based on all available information from each tax-paying component in each tax jurisdiction and available tax planning strategies. Estimates of future taxable income incorporate several assumptions that may differ from actual experience. Differences in management's assumptions and resulting estimates could be material and have an adverse impact on the Company's financial results of operations and liquidity. Any such differences are recorded in the period in which they become known. As of December 31, 2016, the Company had a net deferred income tax asset of $58.7 million (2015 - $46.8 million), which includes a valuation allowance of $104.8 million (2015 - $131.1 million).
Reclassifications. Certain comparative information has been reclassified to conform to current year presentation.
Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. ASU 2014-09 also provides guidance on accounting for certain contract costs and will also require new disclosures. ASU 2014-09 was to be effective for public business entities in annual and interim periods beginning after December 15, 2016; however, in July 2015, the FASB decided to defer by one year the effective dates of ASU 2014-09, and as a result, ASU 2014-09 will be effective for public business entities in annual and interim period beginning after December 15, 2017. Early adoption is permitted. Based on initial review, the Company has determined that this standard specifically excludes revenue from the following sources: Topic 944, Financial Services-Insurance and investment income; Topic 320, Investments-Debt and Equity Securities; Topic 323, Investments-Equity Methods and Joint Ventures; Topic 325, Investment-Others; and Topic 815, Derivatives and Hedging. As substantially all of the Company's revenues are subject to the topics above that are excluded from the standard, the Company has determined that this standard will not have a material impact on the Company's Consolidated Financial Statements.
In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis". Under ASU 2015-02, all legal entities are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 set forth amendments: (1) modifying the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities; (2) eliminating the presumption that a general partner should consolidate a limited partnership; (3) affecting the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) providing a scope exception from consolidation guidance for certain reporting entities. ASU 2015-02 was effective for public business entities for annual and interim periods beginning after December 15, 2015. Early adoption was permitted. ASU 2015-02 may be applied retrospectively or by using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the year of adoption. The Company adopted this standard on January 1, 2016 and it did not have a material impact on the Company's Consolidated Financial Statements.
In May 2015, the FASB issued ASU 2015-09, "Disclosures about Short-Duration Contracts" ("ASU 2015-09"). The objective of ASU 2015-09 is to make targeted improvements to disclosure requirements for insurance companies that issue short-duration contracts. The guidance requires additional disclosures of claims development tables, frequency of reported claims, and history of claims duration. This information is required to be disaggregated so that useful information is not obscured by either the inclusion of a large amount of insignificant detail, or the aggregation of items that have significantly different characteristics. ASU 2015-09 was effective for public business entities in annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. ASU 2015-09 should be applied retrospectively. The Company adopted this standard in the fourth quarter of 2016 and has included the appropriate annual disclosures within Note 6, Reserves for losses and loss expenses. The adoption of this standard did not have a material impact on the Company's Consolidated Financial Statements.
In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in the consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, simplifies the impairment assessment of equity investments without readily determinable values by requiring a qualitative assessment to identify impairment, eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost, requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liabilities in accordance with the fair value option, requires the separate presentation of financial assets and financial liabilities by measurement category and for form of years, beginning after December 15, 2015. Early adoption was permitted. The Company adopted ASU 2015-02 effective January 1, 2016 and it did not have material impact on the Company's consolidated statements of operations and financial position.

Results of Operations
Years Ended December 31, 2016, 2015 and 2014
The following is a discussion and analysis of the Company's consolidated results of operations for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$4,202,170	$3,320,861	$2,894,076
Ceded premiums written	(1,832,235)	(1,370,391)	(959,870)
Net premiums written	2,369,935	1,950,470	1,934,206
Net premiums earned	2,363,660	1,978,453	1,863,978
Net investment income	176,590	113,826	131,543
Net realized and unrealized (losses) gains	(12,419)	12,660	14,283
Net impairment losses recognized in earnings	(10,769)	(3,715)	(625)
Other underwriting loss	(909)	(3,694)	(5,786)
Total revenues	2,516,153	2,097,530	2,003,393
Expenses
Net losses and loss expenses	1,321,052	917,108	970,162
Acquisition expenses	460,483	347,885	319,513
General and administrative expenses	248,146	259,791	247,387
Corporate expenses	51,706	114,429	66,200
Amortization of intangibles	84,624	30,620	6,484
Net foreign exchange (gains) losses	(74,684)	26,964	3,839
Interest expense	43,860	41,260	40,968
Income tax (benefit) expense	(181)	4,362	390
Total expenses	2,135,006	1,742,419	1,654,943
Net income	381,147	355,111	348,450
Net income attributable to non-controlling interests	(24,130)	(11,016)	—
Preferred dividends	(23,799)	(32,750)	(32,750)
Net income available to Endurance Holdings' common and participating common shareholders	$333,218	$311,345	$315,700
Ratios
Net loss ratio	55.9%	46.4%	52.1%
Acquisition expense ratio	19.5%	17.6%	17.1%
General and administrative expense ratio(1)	12.7%	18.9%	16.8%
Combined ratio	88.1%	82.9%	86.0%
(1) General and administrative expense ratio includes general and administrative expenses and corporate expenses.

Premiums
Gross premiums written in 2016 increased $881.3 million, or 26.5%, compared to 2015 and increased $1,308.1 million, or 45.2% compared to 2014. The following table provides the distribution of gross premiums written by the geographic location in which the risk originated for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(U.S. dollars in thousands)
United States	$2,823,950	$2,305,301	$2,054,431
Worldwide	794,289	566,664	456,078
Europe	265,100	209,729	172,077
Asia	105,838	75,165	38,442
Japan	82,864	58,524	45,618
Australasia	49,727	41,309	61,994
Other	80,402	64,169	65,436
Total gross premiums written	$4,202,170	$3,320,861	$2,894,076
Increases in gross premiums written for 2016 versus 2015 and 2014 were driven by the following factors:

•
An increase in gross premiums written in the property, marine/energy and aviation line of business in the Insurance segment, due primarily to business generated by new underwriting teams added over the last twenty four months in the U.S. and the U.K., including new business resulting from the acquisition of Montpelier;

•
An increase in gross premiums written in the catastrophe and property lines of business in the Reinsurance segment compared to 2015 primarily due to new business resulting from the Company's acquisition of Montpelier, partially offset by targeted line size reductions;

•
An increase in gross premiums written in the casualty and other specialty and professional lines of business in the Insurance segment, including excess casualty and various professional liability coverages, due to the expansion of the Company's Insurance underwriting personnel over the last twenty four months, including new business resulting from the acquisition of Montpelier;

•
An increase in gross premiums written in the specialty line of business in the Reinsurance segment, primarily due to growth in international marine, aerospace, trade credit and surety and agriculture business written by new underwriting teams, partially offset by non-renewals due to increased ceding company retentions;

•
An increase in gross premiums written in the casualty and professional lines of business in the Reinsurance segment compared to 2015 and 2014 due to new business written and increased premiums on renewal business, partially offset by non-renewal of policies that no longer met profitability targets; and

•	A decrease in gross premiums written in the agriculture line of business in the Insurance segment due to lower commodity prices and from reductions in the Company's crop hail portfolio.
Net premiums written in 2016 increased $419.5 million, or 21.5%, compared to 2015 and $435.7 million, or 22.5% compared to 2014. The change in net premiums written from 2016 compared to 2015 and 2014 was driven primarily by growth in gross premiums written in both the Insurance and Reinsurance segments. Partially offsetting this increase was growth in ceded premiums written in 2016 compared to 2015 and 2014. Ceded premiums increased across all lines of business, except in the agriculture line of business in the Insurance segment. The Company purchased additional quota share, facultative and excess of loss reinsurance across most lines of business in the Insurance segment. In the Reinsurance segment, ceded premium written increased as the Company purchased increased levels of protection, including additional proportional and excess of loss retrocessional coverage within the catastrophe line of business, and additional proportional coverage on the specialty line of business.
Net premiums earned in 2016 increased $385.2 million, or 19.5% compared to 2015 and $499.7 million, or 26.8% compared to 2014 principally due to the increase in gross premiums written and the earning of Montpelier premiums acquired in 2015, partially offset by increased ceded premiums.

Net Investment Income
The components of net investment income for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
	(U.S. dollars in thousands)
Fixed income investments	$165,210	$132,786	$118,084
Equity securities	12,639	8,209	5,689
Other investments	12,442	(13,553)	19,609
Cash and cash equivalents	2,824	2,870	2,445
	$193,115	$130,312	$145,827
Investment expenses	(16,525)	(16,486)	(14,284)
Net investment income	$176,590	$113,826	$131,543
The Company's 2016 net investment income increased 55.1% or $62.8 million compared to 2015 and 34.2% or $45.0 million compared to 2014. Net investment income during 2016 included net mark to market gains of $12.4 million on other investments as compared to mark to market losses of $13.6 million in 2015 and mark to market gains of $19.6 million in 2014. Investment income generated by the Company's equity securities and fixed income investments increased by $36.9 million compared to 2015 and $54.1 million compared to 2014. The increase in 2016 resulted primarily from an increase in fixed income investments acquired as part of the Company's acquisition of Montpelier. The value of the investment portfolio (including cash and cash equivalents and pending investment purchases and sales) as of December 31, 2016 decreased 0.9% from 2015. Investment expenses in 2016 increased compared to 2015 and 2014 due to an increase in invested assets.
During 2016, the yield on the benchmark three year U.S. Treasury bond fluctuated within a 96 basis point range, with a high of 1.61% and a low of 0.65%. Trading activity in the Company's investment portfolio in 2016 included increased allocations to corporate debt securities, U.S. government and government agencies securities, agency residential mortgaged-backed securities and foreign government securities, and reductions in non-agency mortgage-backed securities, collateralized loan and debt obligations, U.S. government and agency guaranteed corporate securities, municipal securities, equity securities and other investments. The duration of the Company's fixed maturity portfolio was 3.04 years at December 31, 2016 and 2.74 years at December 31, 2015. The increase in duration from 2015 to 2016 was due to an increase in interest rates that impacted the Company's fixed income portfolio.
Net Realized and Unrealized (Losses) Gains
The Company's investment portfolio is actively managed on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing and recognition of net realized gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales and maturities of investments classified as trading and available for sale for the year ended December 31, 2016 were $6,592.9 million compared to $6,352.7 million for the year ended December 31, 2015 and $4,145.9 million for the year ended December 31, 2014. Net realized and unrealized losses were $12.4 million for the year ended December 31, 2016 compared to gains of $12.7 million and $14.3 million for 2015 and 2014, respectively. The increase in net realized and unrealized losses in 2016 compared to 2015 and 2014 resulted from net realized losses on sales of securities in the current period which were negatively impacted by a rise in interest rates during 2016.
Realized investment gains and losses, intangible asset impairment loss, net unrealized gains (losses) and the change in the fair value of investment-related derivative financial instruments for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$39,033	$65,881	$35,921
Gross realized losses on investment sales	(61,752)	(28,636)	(16,515)
Net unrealized gains (losses) on trading securities	12,480	(24,257)	—
Intangible asset impairment loss	—	—	(5,450)
Change in fair value of derivative financial instruments	(2,180)	(328)	327
Net realized and unrealized (losses) gains	$(12,419)	$12,660	$14,283

Net Foreign Exchange (Gains) Losses
During 2016, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, which resulted in net foreign exchange gains of $74.7 million compared to losses of $27.0 million for 2015 and $3.8 million for 2014. The gains recorded in 2016 resulted primarily from British Sterling weakening against the U.S. dollar over the year resulting in the upward revaluation of U.S. dollar assets held by Endurance U.K., which has a functional currency of British Sterling. The losses recorded in 2015 resulted from a decrease in the value of net asset positions in key foreign currencies as the U.S. dollar strengthened generally during the year. Additionally, sales of invested assets yielded realized foreign exchange losses recognized in net income that had previously been recognized as unrealized foreign exchange losses in other comprehensive (loss) income. In 2014, the net foreign exchange losses resulted from offsetting exposures across the Company as the U.S. dollar weakened generally in the first half of the year before strengthening against the major currencies in the second half.
Net Losses and Loss Expenses
The Company's reported net losses and loss expenses are significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. The following table shows the net losses and loss expenses after adjustment for reinstatement premiums and other loss sensitive accruals recorded by the Company in connection with catastrophes for the years ended December 31, 2016, 2015 and 2014.

2016
Event Date	Event	Net Loss
(U.S. dollars in millions)
February 2016	Earthquake in Taiwan	$6.2
February and March 2016	Jubilee oil field	9.4
April 2016	Convective storms in the United States	22.6
April 2016	Earthquake in Japan	9.6
May 2016	Wildfires in Canada	30.4
May 2016	Convective Storms in Germany	4.1
June 2016	Hailstorms in the Netherlands	10.0
September 2016	Typhoon Meranti in Asia	8.3
October 2016	Hurricane Matthew in the United States	59.8
November 2016	Earthquake in New Zealand	14.5
	Total impact on net losses and loss expenses	174.9
	Less: reinstatement premiums	(21.5)
	Net losses after adjustment for reinstatement premiums	$153.4

2015
Event Date	Event	Net Loss
(U.S. dollars in millions)
February 2015	Winter storm in the United States	$12.9
April 2015	Windstorm in the United States	7.4
May 2015	Windstorm in the United States	6.4
August 2015	Tianjin explosions	14.1
August 2015	Unipetrol fire	9.2
	Total impact on net losses and loss expenses	50.0
	Less: reinstatement premiums	(3.1)
	Net losses after adjustment for reinstatement premiums	$46.9

2014
Event Date	Event	Net Loss
(U.S. dollars in millions)
February 2014	Windstorm in Japan	$7.2
April 2014	Windstorms in the United States	8.1
May 2014	Windstorms in the United States	2.9
June 2014	Windstorms in the United States	5.6
June 2014	Windstorm Ela in Europe	21.1
November 2014	Windstorm in Australia	6.3
	Other loss events in 2014	5.0
	Total impact on net losses and loss expenses	56.2
	Less: reinstatement premiums	(5.1)
	Net losses after adjustment for reinstatement premiums	$51.1
For 2016, catastrophe related losses added 7.0 percentage points to the Company's net loss ratio after adjustment for reinstatement premiums and other loss sensitive accruals compared to 2.3 percentage points in 2015 and 2.9 percentage points in 2014. The Company's net loss ratio was higher in 2016 compared to 2015 and 2014 due to an increase in catastrophe losses, higher than expected attritional losses and decreased favorable prior year loss reserve development.
During 2016, 2015 and 2014, the Company's previously estimated ultimate losses for prior accident years were reduced by $221.6 million, $243.5 million and $233.8 million, respectively, as the loss emergence related to prior accident years was lower than expected. The overall net reduction in the Company's estimated losses for prior accident years experienced in 2016 emerged across all lines of the Company's Insurance and Reinsurance segments, except for Insurance professional lines. Favorable prior year loss reserve development in 2016 was lower than in 2015 in the Insurance segment as reported losses in the casualty and other specialty line of business were closer to expectations in the current year. Favorable prior year loss reserve development in 2016 was lower than in 2015 in the Reinsurance segment primarily due to reported losses in the casualty and property lines of business being closer to expectations in the current year.
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

Acquisition Expenses
The Company's acquisition expense ratio in 2016 was higher than 2015 and 2014. The increase from 2015 and 2014 to 2016 was primarily due to the decrease in net premiums earned in the agriculture line of business in the Insurance segment, which incurs lower than average acquisition expenses, and the increase in premiums earned in other lines of business, including the specialty and casualty lines of business in the Reinsurance segment, which incur a higher than average net acquisition expense rate. This increase was partially offset by the addition of earned premiums from the Company's acquisition of Montpelier, which had no associated acquisition costs as these were written off upon the closing of the acquisition in accordance with applicable accounting guidance.
General and Administrative Expenses and Corporate Expenses
The Company's general and administrative expense ratio for 2016 was lower than that of 2015 and 2014. The higher general and administrative expense ratio in 2015 and 2014 compared to 2016 was primarily due to $76.6 million of acquisition and integration costs associated with the Company's acquisition of Montpelier included in 2015 and $15.5 million of costs incurred in the Company's proposed acquisition of Aspen Insurance Holdings Limited ("Aspen") included in 2014, which are included in corporate expenses and no similar costs in 2016. This decrease was partially offset by increased personnel costs from added underwriting teams partially offset by increased ceding commission reimbursements as a result of additional purchases of reinsurance and growth in gross premiums written during 2016. At December 31, 2016, the Company had a total of 1,244 employees as compared to 1,154 employees at December 31, 2015 and 997 employees at December 31, 2014.
Amortization of Intangibles
The Company's expenses related to the amortization of intangibles increased $54.0 million in 2016 compared to 2015 as a result of amortization expense recorded from finite lived intangibles acquired as part of the acquisition of Montpelier. The Company estimates additional amortization expenses will be incurred related to Montpelier of $57.5 million, $31.5 million, $21.2 million for the years ended 2017, 2018, and 2019 with $78.3 million to be recognized thereafter.
Income Tax (Benefit) Expense
The Company incurred a tax benefit for the year ended December 31, 2016 of $0.2 million compared to a tax expense of $4.4 million and $0.4 million for the years ended December 31, 2015 and 2014. The tax benefit in 2016 resulted from reductions in the Company's deferred tax valuation allowance recorded at the Company's United States taxable jurisdictions.
Net Income
The Company generated net income of $381.1 million in 2016 compared to net income of $355.1 million in 2015 and $348.5 million in 2014. The increase in 2016 net income compared to 2015 and 2014 was primarily due to an increase in net premiums earned, a reduction in corporate expenses, increased net investment income and increased net foreign exchange gains, partially offset by increased net losses and loss expenses, acquisition expenses and amortization expenses.
Net Income Attributable to Non-controlling Interests
The Company's net income attributable to non-controlling interest was $24.1 million 2016 compared to $11.0 million in 2015 and nil in 2014. As part of the acquisition of Montpelier, the Company acquired ownership of BCRH common shares and BCGR's ordinary shares. At December 31, 2016, Endurance Holdings and Endurance Bermuda together owned 33.3% of BCRH and Endurance Bermuda owned 25.2% of BCGR. Net income attributable to non-controlling interests relates to the share of the Company's net income attributable to the BCRH common shares and BCGR ordinary shares that are not owned by the Company.
Underwriting Results by Business Segment
The determination of the Company's business segments is based on the manner in which management monitors the performance of the Company’s underwriting operations. As a result, we report two business segments – Insurance and Reinsurance.
One of the key measures used by management in assessing the Company's underwriting performance is the combined ratio, which is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned. The Company's historic combined ratios may not be indicative of future underwriting performance. When purchased within a single line of business, ceded reinsurance and recoveries are accounted for within that line of business. When purchased across multiple lines of business, ceded reinsurance and recoveries are allocated to the lines of business in proportion to the related risks assumed. The Company does not manage its assets by business segment; accordingly, net investment income and total assets are not allocated to the individual business segments. General and administrative expenses incurred by business segments are allocated directly. Remaining general and administrative expenses not directly incurred by the segments are classified as corporate expenses and are not allocated to the individual business segments. Ceded reinsurance and recoveries are recorded within the segment to which they apply.
Insurance
The following table summarizes the underwriting results and associated ratios for the Company's Insurance segment for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$2,570,494	$2,085,901	$1,716,128
Ceded premiums written	(1,514,240)	(1,205,528)	(855,722)
Net premiums written	1,056,254	880,373	860,406
Net premiums earned	1,009,375	824,552	833,912
Expenses
Net losses and loss expenses	684,178	500,867	594,561
Acquisition expenses	149,763	80,252	65,368
General and administrative expenses	140,742	140,012	148,475
	974,683	721,131	808,404
Underwriting income	$34,692	$103,421	$25,508

Ratios
Net loss ratio	67.9%	60.8%	71.4%
Acquisition expense ratio	14.8%	9.7%	7.8%
General and administrative expense ratio	13.9%	17.0%	17.7%
Combined ratio	96.6%	87.5%	96.9%
Premiums. Gross premiums written in 2016 increased $484.6 million, or 23.2%, compared to 2015 and increased $854.4 million, or 49.8% compared to 2014. Net premiums written in the Insurance segment increased in 2016 by 20.0% compared to 2015 and 22.8% compared to 2014. Gross and net premiums written for each line of business in the Insurance segment for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016		2015		2014
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Agriculture	$760,877	$274,952	$840,445	$267,890	$866,025	$459,149
Casualty and other specialty	657,558	281,256	514,203	248,554	396,113	195,927
Professional lines	461,552	191,596	344,482	156,918	263,538	93,640
Property, marine/energy and aviation	690,507	308,450	386,771	207,011	190,452	111,690
Total	$2,570,494	$1,056,254	$2,085,901	$880,373	$1,716,128	$860,406
The increase in the Insurance business segment gross premiums written in 2016 compared to 2015 and 2014 was driven by the following factors:

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

•	A decrease in gross premiums written in the agriculture line of business due to lower commodity prices and reduced policy counts from reunderwriting related to the Company's crop hail portfolio.

Net premiums written in the Insurance segment increased compared to 2015 and 2014 as a result of increased gross premiums written by the Company. Net premium growth was partially offset by an increase in ceded premiums written across all lines of business primarily due to a whole account quota share treaty providing protection for all of the Insurance segment's book of business. In addition, the Company purchased additional quota share, facultative and excess of loss reinsurance across most lines of business in the Insurance segment, as well as increased quota share coverage on the agriculture line of business during 2016 as compared to 2015 and 2014.
Net premiums earned by the Company in 2016 in the Insurance segment increased compared to net premiums earned in 2015 and 2014 primarily due to the earnings of gross premiums written in more recent periods partially offset by increased ceded premiums across the segment.
Net Losses and Loss Expenses. The increase in the net loss ratio in the Company's Insurance segment for the year ended December 31, 2016 compared to 2015 resulted primarily from a higher current accident year loss ratio and decreased levels of favorable loss reserve development. The current accident year loss ratio was impacted in 2016 by higher actual losses incurred and changes in loss picks reflecting increased attritional and large losses primarily in the property, marine/energy and aviation and casualty and other specialty lines of business. Partially offsetting these losses in 2016 were better results in the Company's agriculture line of business resulting from favorable crop results. Prior year loss reserves were reduced in 2016 by $77.1 million as compared to reductions of $82.0 million and $80.6 million for the years ended December 31, 2015 and 2014. The Company's Insurance segment experienced net reductions in the Company's estimated losses for prior accident years in 2016 as claims have not materialized as originally estimated by the Company, primarily in the casualty and other specialty and property, marine/energy and aviation lines of business.
Acquisition Expenses. The Company's acquisition expense ratio in the Insurance segment for the year ended December 31, 2016 increased compared to 2015 and 2014 primarily due to more premiums being written in lines with higher acquisition costs and lower premiums in the agriculture line of business, which has lower acquisition costs.
General and Administrative Expenses. The Company's general and administrative expense ratio in the Insurance segment for 2016 decreased compared to 2015 and 2014. The decrease in 2016 was due to increased ceding commission reimbursements received as a result of additional purchases of reinsurance during the current year. This benefit was partially offset by an increase in personnel costs associated with the addition of new underwriting teams over the past year.
Reinsurance
The following table summarizes the underwriting results and associated ratios for the Company's Reinsurance segment for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$1,631,676	$1,234,960	$1,177,948
Ceded premiums written	(317,995)	(164,863)	(104,148)
Net premiums written	1,313,681	1,070,097	1,073,800
Net premiums earned	1,354,285	1,153,901	1,030,066
Other underwriting loss	(909)	(3,694)	(5,786)
	1,353,376	1,150,207	1,024,280
Expenses
Net losses and loss expenses	636,874	416,241	375,601
Acquisition expenses	310,720	267,633	254,145
General and administrative expenses	107,404	119,779	98,912
	1,054,998	803,653	728,658
Underwriting income	$298,378	$346,554	$295,622

Ratios
Net loss ratio	47.1%	36.0%	36.4%
Acquisition expense ratio	22.9%	23.2%	24.7%
General and administrative expense ratio	7.9%	10.4%	9.6%
Combined ratio	77.9%	69.6%	70.7%

Premiums. Gross premiums written in 2016 increased $396.7 million, or 32.1%, compared to 2015 and increased $453.7 million, or 38.5% compared to 2014. Net premiums written in the Reinsurance segment increased in 2016 by 22.8% over 2015 and 22.3% over 2014, respectively. Gross and net premiums written for each line of business in the Reinsurance segment for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016		2015		2014
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Catastrophe	$506,300	$336,413	$311,914	$194,662	$343,213	$252,973
Property	250,447	243,697	209,392	205,999	287,326	287,235
Casualty	245,092	243,154	176,506	176,487	159,533	157,947
Professional lines	256,337	254,148	248,610	248,610	174,656	174,656
Specialty	373,500	236,269	288,538	244,339	213,220	200,989
Total	$1,631,676	$1,313,681	$1,234,960	$1,070,097	$1,177,948	$1,073,800
The change in the Reinsurance business segment gross premiums written during 2016 compared to 2015 and 2014 was driven by the following factors:

•
An increase in gross premiums written in the catastrophe and property lines of business compared to 2015 primarily due to new business resulting from the Company's acquisition of Montpelier, partially offset by targeted line size reductions;

•
An increase in gross premiums written in the specialty line of business compared to 2015 and 2014 primarily due to growth in international marine, aerospace, trade credit and surety and agriculture business written by new underwriting teams, partially offset by non-renewals due to increased ceding company retentions; and

•
An increase in gross premiums written in the casualty and professional lines of business compared to 2015 and 2014 due to new business written, including those acquired from Montpelier and increased premiums on renewal business, partially offset by non-renewal of policies that no longer met profitability targets.

Ceded premiums written increased in 2016 compared to 2015 and 2014 as the Company purchased increased levels of retrocessional protection, including additional proportional and excess of loss coverage within the catastrophe, casualty, professional and specialty lines of business.
Net premiums earned by the Company in the Reinsurance segment increased in 2016 compared to 2015 and 2014 primarily due to reinsurance premiums earned resulting from the Company's acquisition of Montpelier and overall increases in gross premiums written in more recent periods, partially offset by the increase in ceded premiums written during 2016.
Net Losses and Loss Expenses. The net loss ratio in the Company's Reinsurance segment for 2016 increased compared to 2015 and 2014 as a result of higher levels of catastrophe losses in 2016, decreased favorable prior year reserve development and an increase in the current accident year loss ratio in the specialty line of business.
In 2016, catastrophe related losses added 10.1 percentage points to the Reinsurance segment's net loss ratio after adjustment for reinstatement premiums and other loss sensitive accruals compared to 3.0 percentage points in 2015 and 5.1 percentage points in 2014. In 2016, the current accident year loss ratio increased as compared to 2015 and 2014 as a result of higher than expected attritional losses incurred in 2016 as compared to 2015 and 2014. The Company experienced lower favorable prior year loss reserve development in its Reinsurance segment in 2016 compared to 2015 and 2014. During 2016, 2015 and 2014, the Company's previously estimated ultimate losses for the Reinsurance segment for prior accident years were reduced by $144.4 million, $161.5 million and $153.2 million, respectively. The 2016 favorable prior year loss reserve development emerged across all lines of business in the Reinsurance segment. Favorable prior year loss reserve development resulted as claims have not materialized as originally estimated by the Company.
Acquisition Expenses. The Company's acquisition expense ratio in the Reinsurance segment for the year ended December 31, 2016 was lower than in 2015 and 2014. The decrease in the Company's acquisition expense ratio in the Reinsurance segment for the year ended December 31, 2015 compared to 2014 was primarily due to the addition of earned premiums from the Company's acquisition of Montpelier, which had no associated acquisition costs as these were written off on purchase.
General and Administrative Expenses. The general and administrative expense ratio in the Reinsurance segment decreased for the year ended December 31, 2016 compared to 2015 and 2014. The decrease in the ratio for 2016 compared to 2015 and 2014 was primarily due to increased ceding commission offsets.

Investment Portfolio
The Company's investment portfolio was valued at $8.8 billion as of December 31, 2016 compared to $8.9 billion as of December 31, 2015. The Company's investment portfolio contains cash and cash equivalents, fixed maturity investments, short-term investments, equity securities and other investments, comprised of alternative funds. Alternative funds include investments in hedge funds, private investment funds and other investment funds that generally invest in senior secured bank debt, high yield credit securities, distressed debt, macro strategies, multi-strategy, equity long/short strategies, distressed real estate, and energy sector private equity.
The following tables set forth the types of securities and fair values of the Company's fixed maturity investments, short-term investments and equity securities as of December 31, 2016 and 2015:

	2016	2015
	(U.S. dollars in thousands)
Fixed maturity investments
U.S. government and agencies securities	$1,001,882	$818,468
U.S. state and municipal securities	18,357	22,406
Foreign government securities	178,919	160,976
Government guaranteed corporate securities	3,917	57,753
Corporate securities	2,147,693	1,849,934
Residential mortgage-backed securities	1,461,286	1,311,373
Commercial mortgage-backed securities	618,848	812,886
Collateralized loan and debt obligations	371,256	405,128
Asset-backed securities	510,663	507,255
Total fixed maturity investments	$6,312,821	$5,946,179
Short-term investments	408,704	419,796
Total fixed income investments	$6,721,525	$6,365,975
Equity securities
Equity investments	$500,968	$511,191
Preferred equity investments	173	17,623
Total equity securities	$501,141	$528,814

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
Corporate Securities. Corporate securities are comprised of bonds issued by corporations, primarily rated Baa3/BBB- or higher and are diversified across a wide range of issuers and industries. Corporate securities also include high yield securities comprised of bonds issued by corporations rated below BBB-. The principal risk of corporate securities is the potential loss of income and potential realized and unrealized principal losses due to insolvencies or deteriorating credit. The largest corporate security in the Company's portfolio represented approximately 1% of our fixed income investments at December 31, 2016.
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
Equity Securities
Equity securities in the Company's investment portfolio consist of publicly traded common stocks, preferred stocks, and mutual funds. The Company's equity exposure is diversified across both dividend growth oriented strategies and a global mix of index strategies. A portion of our equity securities are comprised of shares of institutional mutual funds, which are invested in emerging market debt, convertible bonds and other targeted strategies.
Investment Ratings
The investment ratings (provided by major rating agencies) for the fixed income investments held as of December 31, 2016 and 2015 and the percentage of our fixed income investments they represented at such date were as follows:

	December 31, 2016		December 31, 2015
Ratings(1)	Fair Value	Percentage	Fair Value	Percentage
	(U.S. dollars in thousands)
U.S. government and agencies securities	$1,001,882	14.9%	$818,468	12.9%
AAA / Aaa	3,002,166	44.7%	1,204,763	18.9%
AA / Aa(2)	720,678	10.7%	2,237,707	35.1%
A / A	1,055,428	15.7%	1,094,590	17.2%
BBB	449,244	6.7%	703,817	11.1%
Below BBB	419,664	6.2%	268,030	4.2%
Not rated	72,463	1.1%	38,600	0.6%
Total	$6,721,525	100.0%	$6,365,975	100.0%

(1)
The credit rating for each security reflected above was determined based on the highest rating assigned to the individual security by Standard & Poor's Financial Services LLC ("S&P"), Moody's Investors Service, Inc. ("Moody's"), Fitch Ratings, Inc., or DBRS, Inc.

(2)	Includes agency mortgage-backed securities of $1,472.3 million and $1,335.7 million at December 31, 2016 and 2015, respectively.

The contractual maturity distribution for our fixed maturity portfolio held as of December 31, 2016 and 2015 was as follows:

	December 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(U.S. dollars in thousands)
Due within one year	$617,655	$617,462	$622,070	$622,248
Due after one year through five years	2,170,111	2,187,173	2,005,456	1,995,502
Due after five years through ten years	887,775	896,388	683,147	676,932
Due after ten years	55,400	58,449	33,168	34,651
Residential mortgage-backed securities	1,448,917	1,461,286	1,301,083	1,311,373
Commercial mortgage-backed securities	615,730	618,848	817,570	812,886
Collateralized loan and debt obligations	369,126	371,256	419,795	405,128
Asset-backed securities	509,595	510,663	510,540	507,255
Total	$6,674,309	$6,721,525	$6,392,829	$6,365,975
Other Investments
The Company's other investments are comprised of hedge funds, private investment funds and other investment funds that generally invest in senior secured bank debt, high yield credit securities, distressed debt, macro strategies, multi-strategy, equity long/short strategies, distressed real estate, and energy sector private equity ("alternative funds") and are recorded on the Company's balance sheet as "other investments." As of December 31, 2016, the Company's Board of Directors had approved investments in alternative funds at the time of commitment of capital of up to 25% of total shareholders' equity. Using this measure, as of December 31, 2016, alternative funds represented 12% of the Company's shareholders’ equity. As of December 31, 2016, the Company's other investments totaled $588.3 million and represented 6.7% of the Company's investment portfolio. As of December 31, 2016, the Company had invested, net of capital returned, a total of $470.3 million in alternative funds. As of December 31, 2016, the market value of alternative funds represented $588.3 million.
Other investments are accounted for under the equity method of accounting. Adjustments to the carrying value of these investments are made based upon the net valuation criteria established by the managers of the other investments, which in turn are established based upon the valuation criteria in the governing documents of the other investments. Such valuations may differ significantly from the values that would have been used had liquid markets existed for the shares or partnership interests of the other investments. Due to a delay in the valuations reported by certain of the fund managers, valuations of certain alternative funds are estimated based on the most recently available information, including period end valuation statements, period end estimates, or, in some cases, prior month or quarter valuation statements. Many of the other investments are subject to restrictions on redemptions and sale that limit our ability to liquidate these investments in the short-term. Interest income, income distributions and realized and unrealized gains and losses on other investments included in net investment income were gains of $12.4 million for the year ended 2016, losses of $13.6 million and gains of $19.6 million for the years ended 2015 and 2014, respectively.
Investment Portfolio Management
We have engaged outside investment managers to provide us with investment advisory and management services. Investment management fees, which vary depending on the amount of assets under management and the type of assignment, are offset against net investment income. Agreements with our investment managers may be terminated by either party upon written notice.

Our investment returns for the years ended December 31, 2016, 2015 and 2014 were as follows:

Investment Returns	2016	2015	2014
	(U.S. dollars in thousands)
Net investment income (loss) from other investments	$12,442	$(13,553)	$19,609
Net investment income from fixed income investments, equity securities and cash and cash equivalents (net of investment expenses)	164,148	127,379	111,934
Net investment income included in net income	176,590	113,826	131,543
Net realized and unrealized investment (losses) gains included in net income	(12,419)	12,660	19,733
Net impairment losses recognized in earnings	(10,769)	(3,715)	(625)
Net increase (decrease) in unrealized gain (loss) included in other comprehensive (loss) income, before deferred tax offsets	82,925	(104,628)	44,271
Total net investment return	$236,327	$18,143	$194,922
During 2016, 2015 and 2014, the Company identified available for sale securities that were considered to be other-than-temporarily impaired. In identifying such securities, the Company initially considered whether it intended to sell or would be more likely than not required to sell the securities in an unrealized loss position at the end of the applicable period. To the extent that the Company did not identify securities meeting these criteria, the Company then performed various reviews to determine whether the investments in an unrealized loss position were other-than-temporarily impaired as a result of credit factors or non-credit related factors. As such, the Company recognized in earnings total other than temporary impairments of $10.8 million (2015 - $3.7 million; 2014 - $0.6 million) primarily as a result of declines in certain equity securities that have been at a loss for more than twelve months during 2016.
Sovereign Debt Exposure
The Company's diversified portfolio of investments includes exposures to the debt of various European countries. The Company continuously monitors its exposures through review of its portfolio and has established investment guidelines that restrict the amount of investment exposure to any one issuer or country depending on specific ratings of such issuer or country as stated by credit rating agencies. The Company's aggregate direct exposure to the indebtedness and equity securities of those countries whose currency is the Euro or whose sovereign debt rating is below AAA (except the U.S.) was $763.7 million at December 31, 2016 (2015 - $820.1 million).

The following table shows the fair value of the Company's investments exposed to all countries whose currency is the Euro or whose sovereign debt rating is below AAA (except the U.S.) by any of the recognized rating agencies at December 31, 2016. The amortized cost basis of these investments was not significantly different from their fair value at December 31, 2016. The Company determined the underlying exposure of the investment by reference to the risk country or parent risk country as published by a third party pricing service.

	Sovereign Exposure		Non-Sovereign Exposure
			Corporate securities
Country	Foreign Government Securities	Government Guaranteed Corporate Securities	Financial	Non-Financial	Structured Securities(1)	Equity Securities	Short-term Investments	Gross Exposure
	(U.S. dollars in thousands)
Belgium	$1,943	$—	$875	$35,340	$—	$—	$—	$38,158
Bermuda	—	—	2,577	—	—	23	—	2,600
Brazil	—	—	877	616	—	—	—	1,493
Chile	—	—	3,176	—	—	—	—	3,176
China	—	—	—	1,268	—	—	—	1,268
Finland	2,987	—	—	—	—	—	—	2,987
France	17,691	3,569	24,245	23,672	2,354	—	—	71,531
Germany	17,758	—	3,989	42,823	—	16,026	—	80,596
Hong Kong	—	—	—	894	—	—	—	894
Ireland	—	—	1,353	1,090	809	—	—	3,252
Israel	—	—	—	3,947	—	—	—	3,947
Italy	—	—	—	1,472	—	—	—	1,472
Japan	—	—	25,349	8,546	—	—	—	33,895
Republic of Korea	7,274	—	—	—	—	—	—	7,274
Luxembourg	—	—	5,363	3,602	181	48,938	—	58,084
Mexico	1,367	—	—	1,247	—	5	—	2,619
Netherlands	4,260	—	37,667	13,439	1,395	—	—	56,761
New Zealand	—	—	—	3,033	—	—	—	3,033
Portugal	—	—	—	—	58	—	—	58
Qatar	—	—	—	539	—	—	—	539
Russia	—	—	1,568	4,655	—	—	—	6,223
Saudi Arabia	3,314	—	—	—	—	—	—	3,314
Slovenia	620	—	—	—	—	—	—	620
Spain	—	—	1,191	1,913	647	—	—	3,751
European Supranational(2)	6,203	—	—	—	—	—	—	6,203
United Arab Emirates	—	—	679	765	—	—	—	1,444
United Kingdom	64,016	347	71,414	65,742	8,734	143,259	14,779	368,291
Virgin Islands (British)	—	—	266	—		—	—	266
Total	$127,433	$3,916	$180,589	$214,603	$14,178	$208,251	$14,779	$763,749

(1)	Structured securities includes residential non-agency mortgage-backed securities, commercial non-agency mortgage-backed securities, and asset-backed securities.

(2)
European Supranational securities are issued by entities formed by two or more central governments to promote economic development for the member countries, such as the World Bank, the European Bank for Reconstruction and Development and the European Investment Bank.

The following table shows the fair value as of December 31, 2016 based on the ratings of the securities held by country of risk in those countries whose currency is the Euro or whose sovereign debt rating is below AAA (except the U.S.) by any of the recognized rating agencies at December 31, 2016:

Country	AAA	AA	A	BBB	Below BBB	NR and Equity Securities	Total
	(U.S. dollars in thousands)
Belgium	$—	$1,943	$34,035	$—	$2,180	$—	$38,158
Bermuda	—	—	—	—	2,577	23	2,600
Brazil	—	—	—	616	877	—	1,493
Chile	—	3,176	—	—	—	—	3,176
China	—	—	1,268	—	—	—	1,268
Finland	—	2,987	—	—	—	—	2,987
France	14,173	16,282	33,494	3,246	3,705	631	71,531
Germany	17,758	995	43,351	1,872	433	16,187	80,596
Hong Kong	—	—	635	—	259	—	894
Ireland	808	—	—	—	2,444	—	3,252
Israel	—	—	—	3,947	—	—	3,947
Italy	—	—	—	1,472	—	—	1,472
Japan	—	—	33,895	—	—	—	33,895
Republic of Korea	—	7,274	—	—	—	—	7,274
Luxembourg	603	—	—	2,984	3,346	51,151	58,084
Mexico	—	—	1,243	1,367	—	9	2,619
Netherlands	8,315	15,878	16,081	9,030	7,081	376	56,761
New Zealand	—	—	—	—	3,033	—	3,033
Portugal	—	—	58	—	—	—	58
Qatar	—	539	—	—	—	—	539
Russia	—	—	—	3,923	2,300	—	6,223
Saudi Arabia	—	3,314	—	—	—	—	3,314
Slovenia	—	—	620	—	—	—	620
Spain	318	969	551	1,913	—	—	3,751
European Supranational	5,101	1,102	—	—	—	—	6,203
United Arab Emirates	—	1,444	—	—	—	—	1,444
United Kingdom	51,853	76,450	69,070	17,263	9,761	143,894	368,291
Virgin Islands (British)	—	—	—	—	—	266	266
Total	$98,929	$132,353	$234,301	$47,633	$37,996	$212,537	$763,749
In addition to the direct exposures above, the Company has indirect exposure to sovereign and non-sovereign investments held within certain alternative funds in its other investments.
Liquidity and Capital Resources
Endurance Holdings is a holding company that does not have any significant operations or assets other than its ownership of the shares of its direct and indirect subsidiaries. Endurance Holdings relies primarily on dividends and other permitted distributions from its subsidiaries to pay its operating expenses, interest on debt and dividends, if any, on its ordinary shares and its 6.35% Non-Cumulative Preferred Shares, Series C ("Series C Preferred Shares"). There are restrictions on the payment of dividends by the Company's operating subsidiaries to Endurance Holdings, which are described in more detail below.
Ability of Subsidiaries to Pay Dividends. The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of December 31, 2016, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $1,109.3 million without prior regulatory approval based upon the Bermuda insurance and corporate regulations. As of December 31, 2016, Endurance Holdings has loaned Endurance Bermuda $613.5 million, which remains outstanding and is callable on demand.
Endurance Assurance, Endurance American, Endurance American Specialty and Endurance Risk Solutions are subject to regulation by the State of Delaware Department of Insurance and American Agri-Business is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders' surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2016, Endurance Assurance, Endurance American, Endurance Risk Solutions, and Endurance American Specialty did not have earned surplus; therefore, these companies are precluded from declaring or distributing dividends during 2017 without the prior approval of the applicable insurance regulator. At December 31, 2016, American Agri-Business (with notice to the Texas Department of Insurance) could pay dividends of $3.3 million without prior regulatory approval from the applicable regulators. In addition, any dividends paid by Endurance American, Endurance American Specialty and Endurance Risk Solutions would be subject to the dividend limitation of their respective parent insurance companies.
Under the jurisdiction of the United Kingdom's Prudential Regulatory Authority ("PRA") and the Financial Conduct Authority ("FCA"), Endurance U.K. must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The PRA regulatory requirements impose no explicit restrictions on Endurance U.K.'s ability to pay a dividend, but Endurance U.K. would have to notify the PRA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distributions. At December 31, 2016, Endurance U.K. did not have retained profits available for distributions.
Endurance Corporate Capital Limited, Syndicate 5151 and Endurance at Lloyd's Limited are subject to oversight by the Council of Lloyd's. Endurance at Lloyd's is also subject to regulation by the PRA and the Financial Conduct Authority. Underwriting capacity of a member of Lloyd's must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd's ("FAL"). This amount is determined by Lloyd's and is based on Syndicate 5151's solvency and capital requirement as calculated through its internal model. In addition, if the FAL are not sufficient to cover all losses, the Lloyd's Central Fund provides an additional level of security for policyholders. At December 31, 2016, the FAL requirement set by Lloyd's for Syndicate 5151 was $293.1 million based on its business plan, approved in November 2016. Actual FAL posted for Syndicate 5151 at December 31, 2016 by was $323.6 million. At December 31, 2016, Endurance Corporate Capital Limited did not have assets available for distribution.
Cash and Invested Assets. The Company's aggregate invested assets as of December 31, 2016 totaled $8.8 billion compared to aggregate invested assets of $8.9 billion as of December 31, 2015. The decrease in invested assets since December 31, 2015 resulted primarily from the retirement of the Company's Series B preferred shares and payment of dividends, which were largely offset by net operating cash flows generated during 2016.
At December 31, 2016, the Company's available for sale investments had gross unrealized gains of $95.3 million and gross unrealized losses of $37.4 million compared to gross unrealized gains of $40.8 million and gross unrealized losses of $72.6 million at December 31, 2015. The increase in gross unrealized gains on the Company's available for sale investments at December 31, 2016 compared to 2015 was primarily due to tightening of credit spreads and strong high yield returns during the year. At December 31, 2016, the Company had certain equity securities that were in an unrealized loss position for more than twelve months. As a result, total other-than-temporary impairments of $10.8 million for the year (2015 - $3.7 million; 2014 - $0.6 million) were recognized in earnings.
As of December 31, 2016 and 2015, the Company had pledged cash and cash equivalents and fixed maturity investments of $106.8 million and $108.9 million, respectively, in favor of certain ceding companies to collateralize obligations. As of December 31, 2016 and 2015, the Company had also pledged $252.2 million and $383.3 million of its cash and fixed maturity investments to meet collateral obligations for $222.3 million and $341.6 million in secured letters of credit outstanding under its credit facilities, respectively. In addition, at December 31, 2016 and 2015, cash and fixed maturity investments with fair values of $207.8 million and $208.3 million were on deposit with U.S. state regulators, respectively.
During 2015, Endurance Bermuda established a multi-beneficiary reinsurance trust (the "Endurance Reinsurance Trust") domiciled in Delaware. The Endurance Reinsurance Trust was established as a means of providing statutory credit to Endurance Bermuda's U.S. cedants. As of December 31, 2016, the fair value of the assets held in the Endurance Reinsurance Trust exceeded $783.9 million (2015- $94.1 million), the minimum value required on that date.
Endurance Bermuda is party to a second multi-beneficiary reinsurance trust (the "Reduced Collateral Trust") domiciled in Delaware. The Reduced Collateral Trust was established as a means of providing statutory credit to Endurance Bermuda's U.S. cedants in connection with a reduction in collateral requirements in certain states. As of December 31, 2016, the fair value of the assets held in the Reduced Collateral Trust exceeded $16.4 million (2015- $10.8 million), the minimum value required on that date.
Endurance Bermuda is party to a reinsurance trust (the "MUSIC Trust"). The MUSIC Trust was established as a means of providing statutory credit to Montpelier U.S. Insurance Company ("MUSIC") in support of the business retained in connection with the 2011 sale by Montpelier of MUSIC to Selective Insurance Group, Inc. ("Selective"). As of December 31, 2016, the fair value of the assets held in the MUSIC Trust was $24.6 million (2015- $21.3 million).
Endurance Bermuda was party to a multi-beneficiary Reinsurance Trust originally established by Montpelier Re (the "Montpelier Reinsurance Trust") domiciled in New York. The Montpelier Reinsurance Trust was established as a means of providing statutory credit to Montpelier Re’s U.S. cedants. Endurance Bermuda was also party to a multi-beneficiary reinsurance trust originally established by Montpelier Re (the "FL Trust") in connection with a reduction in its Florida collateral requirements. With the consent of the New York Department of Financial Services, all assets in excess of the statutory minimum required amounts in the Montpelier Reinsurance Trust and the FL Trust were transferred to the Endurance Reinsurance Trust and the Reduced Collateral Trust, respectively, upon the merger of Montpelier Re with and into Endurance Bermuda, with Endurance Bermuda as the surviving entity, on December 29, 2015.
Cash Flows

	2016	2015	2014
	(U.S. dollars in thousands)
Net cash provided by operating activities	$415,492	$245,457	$266,261
Net cash (used in) provided by investing activities	(19,222)	486,793	(236,881)
Net cash used in financing activities	(403,583)	(274,774)	(99,738)
Effect of exchange rate changes on cash and cash equivalents	(20,896)	(25,198)	(30,021)
Net (decrease) increase in cash and cash equivalents	(28,209)	432,278	(100,379)
Cash and cash equivalents, beginning of year	1,177,750	745,472	845,851
Cash and cash equivalents, end of year	$1,149,541	$1,177,750	$745,472
The Company's cash and cash equivalents decreased by $28.2 million to $1,149.5 million at December 31, 2016, compared to $1,177.8 million at December 31, 2015, and increased by $404.1 million compared to $745.5 million at December 31, 2014.
Cash flows provided by operating activities. Cash flows provided by operating activities for the year ended December 31, 2016 were $415.5 million compared to $245.5 million for the year ended December 31, 2015 and $266.3 million for the year ended December 31, 2014. The increase in cash flows provided by operating activities in 2016 compared to 2015 and 2014 was primarily due to higher cash inflows from premiums collections and lower levels of gross loss payments, partially offset by lower ceded loss collections and higher payments of ceded premiums.
Cash flows (used in) provided by investing activities. During the year ended December 31, 2016, cash flows used in investing activities were $19.2 million, compared to cash flows provided by investing activities of $486.8 million for 2015 and cash flows used in investing activities of $236.9 million in 2014. The Company actively manages its investment portfolio on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing of investment sales and purchases. The increase in cash flows used in investing activities in 2016 compared to 2015 is primarily due to the decrease in cash assumed from the acquisition of Montpelier in 2015 and higher net purchases of trading and available for sale investments, offset by higher net proceeds from the redemption of other investments. The decrease in cash flows used in investing activities in 2016 compared to 2014 is primarily due to lower net purchases of trading and available for sale investments and higher net proceeds from the redemption of other investments.
Cash flows used in financing activities. The Company's cash flows used in financing activities for the year ended December 31, 2016 were $403.6 million, compared to $274.8 million and $99.7 million in 2015 and 2014, respectively. The 2016 cash flows used in financing activities increased compared to 2015 and 2014 due to the redemption of the Company's 7.5% Non-Cumulative Preferred Shares, Series B, higher dividends paid and increased net distributions to non-controlling interest.
Credit Facilities. On March 23, 2016, the Company and certain designated subsidiaries of the Company entered into a $450.0 million five-year letter of credit facility with JPMorgan Chase Bank, N.A. ("JPMorgan") as administrative agent (the "Credit Facility"). Upon entering into the Credit Facility, the Company terminated its existing $700.0 million credit agreement, dated April 19, 2012, with JPMorgan as administrative agent. The Credit Facility does not provide for revolving or term loans.

As of December 31, 2016 and 2015, there were no borrowings under the Credit Facility and letters of credit outstanding under the Credit Facility were $199.8 million (2015 - $329.9 million).
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
The Company is required to pay a fee of 0.40% per annum on the daily stated amount of outstanding letters of credit issued under the Credit Facility. In addition, the Credit Facility requires the Company to pay to the lenders a commitment fee iof 0.125% per annum on the average daily amount of the unused commitments of the lenders. The Credit Facility permits a lender, if requested and in its discretion, to issue a letter of credit pursuant to which it fronts for the other lenders. For such letters of credit, such fronting lenders may receive certain fronting fees from the Company.
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
The Company is party to certain uncommitted letter of credit reimbursement agreements ("LOC Agreements") that allow for the issuance of letters of credit in a variety of currencies, including U.S. dollars. The fees paid under the LOC Agreements depend on the amount of the outstanding letters of credit and vary from 0.30% to 0.45% on the principal amount of letters of credit outstanding to a fee negotiated at the time of issuance of the individual letters of credit. The total amount of letters of credit outstanding under the LOC Agreements as of December 31, 2016 was $22.5 million (2015 - $11.7 million).
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
The indentures governing the Senior Notes contain customary covenants and events of default for senior unsecured indebtedness, including events of default for non-payment of principal or interest, breaches of covenants, insolvency of the Company or a default by the Company under other outstanding indebtedness. The Company was in compliance with all covenants contained within the indentures governing the Senior Notes as of December 31, 2016.
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
Trust Preferred Securities. Upon closing of the acquisition of Montpelier, Montpelier, as issuer, Endurance Holdings, as parent guarantor, and Wilmington Trust Company, as trustee, entered into the Second Supplemental Indenture, dated as of July 31, 2015 (the "Second Supplemental Indenture"). The Second Supplemental Indenture amended the Junior Subordinated Indenture, dated as of January 6, 2006 (as amended and supplemented from time to time (collectively, the "Junior Subordinated Supplemental Indentures")). The Junior Subordinated Supplemental Indentures provided for the express assumption by Endurance Holdings of the due and punctual payment of the principal of and any premium and interest (including any additional interest) on the unsecured junior subordinated deferrable interest notes issued by Montpelier in connection with the issuance of the trust preferred securities (the "Trust Preferred Securities") by MRH Capital Trust III (the "MRH Capital Trust") and the performance of every covenant of the Junior Subordinated Indenture on the part of Montpelier to be performed or observed. The MRH Capital Trust originally issued the Trust Preferred Securities in January 2006 in an aggregate principal amount of $100.0 million. The Trust Preferred Securities mature on March 30, 2036 and bear interest at a floating rate of 3-month LIBOR plus 380 basis points, reset quarterly. The Trust Preferred Securities may be redeemed prior to maturity at a redemption price equal to 100% of the principal amount thereof plus accrued interest, provided that the prior approval of any applicable insurance regulatory authority with respect to such redemption has been received. The Trust Preferred Securities do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.
At December 31, 2016, the carrying value of the Senior Notes and Trust Preferred Securities stood at $705.3 million while the fair value as determined by quoted market valuation was $770.7 million.
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
BCRH Credit Agreement. On May 6, 2016, the Company, through a wholly-owned subsidiary, entered into a credit facility agreement with BCRH (the "BCRH Credit Facility"). The BCRH Credit Facility provides BCRH with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes and expires on September 30, 2018. Borrowings under the BCRH Credit Facility bear interest, set at the time of the borrowing, at a rate equal to the applicable LIBOR rate plus 150 basis points.  The BCRH Credit Facility contains covenants that limit BCRH's ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, or incur debt.  If BCRH fails to comply with any of these covenants, the Company could terminate the BCRH Credit Facility and exercise remedies against BCRH. In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with BCML by BCRH, the Company has the right to terminate the BCRH Credit Facility. As of December 31, 2016, BCRH had no outstanding borrowings under the BCRH Credit Facility.
BCGR Credit Agreement. On May 16, 2016, the Company, through a wholly-owned subsidiary, entered into a credit facility agreement with BCGR (the "BCGR Credit Facility"). The BCGR Credit Facility provides BCGR with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes and expires on September 30, 2018. Borrowings under the BCGR Credit Facility bear interest, set at the time of the borrowing, at a rate equal to the applicable LIBOR rate plus 150 basis points.  The BCGR Credit Facility contains covenants that limit BCGR's ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, or incur debt.  If BCGR fails to comply with any of these covenants, the Company could terminate the BCGR Credit Facility and exercise remedies against BCGR. In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with BCML by BCGR, the Company has the right to terminate the BCGR Credit Facility. As of December 31, 2016, BCGR had no outstanding borrowings under the BCGR Credit Facility.
Preferred Shares. On November 24, 2015, Endurance Holdings issued 9,200 shares of its 6.35% Non-Cumulative Preferred Shares, Series C (the "Series C Preferred Shares") (equivalent to 9,200,000 Depositary Shares), each of which represents a 1/1,000th interest in a Series C Preferred Share, $1.00 par value and $25,000.00 liquidation preference per share (equivalent to $25.00 per Depositary Share). The Series C Preferred Shares sold were registered under the Securities Act of 1933, as amended. The Series C Preferred Shares were issued at a price to the public of $25,000.00 per share (equivalent to $25.00 per Depositary Share). Endurance Holdings received net proceeds of $222.0 million from its offering of Series C Preferred Shares, after expenses and underwriting discounts. The proceeds of the offering of Series C Preferred Shares were used to redeem on December 24, 2015 all 8,000,000 of Endurance Holdings' outstanding 7.75% Non-Cumulative Preferred Shares, Series A, and for general corporate purposes.
On June 1, 2016, Endurance Holdings redeemed all 9,200,000 of its 7.5% Non-Cumulative Preferred Shares, Series B (the "Series B Preferred Shares"). The Series B Preferred shares were redeemed at a redemption price of $25.00 per share together with an amount equal to any dividends that were declared but not paid prior to June 1, 2016.
The Series C Preferred shares are traded on the New York Stock Exchange. The Series C Preferred Shares have no stated maturity date and are redeemable in whole or in part at the option of Endurance Holdings any time after December 15, 2020 at a redemption price of $25,000.00 per Series C Preferred Share (equivalent to $25.00 per Depositary Share), plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Endurance Holdings may redeem all but not less than all of the Series C Preferred Shares before the redemption date at a redemption price of $26,000.00 per Series C Preferred Share (equivalent to $26.00 per Depositary Share), plus any declared and unpaid dividends to the date of redemption, if Endurance Holdings is required to submit a proposal to the holders of the Series C Preferred Shares concerning an amalgamation, consolidation, merger, similar corporate transaction, change in Bermuda law or other matter that requires the vote of the holders of the Series C Preferred Shares voting separately as a single class.
Dividends on the Series C Preferred Shares, when, as and if declared by the Board of Directors of Endurance Holdings or a duly authorized committee of the board, accrue and are payable on the liquidation preference amount from the original issue date, quarterly in arrears on each dividend payment date, at an annual rate of 6.35%. Dividends on the Series C Preferred Shares are not cumulative.
Upon any voluntary or involuntary liquidation, dissolution or winding-up of Endurance Holdings, holders of the Series C Preferred Shares and any parity shares are entitled to receive out of Endurance Holdings' assets available for distribution to shareholders, before any distribution is made to holders of Endurance Holdings' common equity securities, a liquidating distribution in the amount of $25,000.00 per Series C Preferred Share (equivalent to $25.00 per Depositary Share), plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Distributions will be made pro rata as to the Series C Preferred Shares and any parity shares and only to the extent of Endurance Holdings' assets, if any, that are available after satisfaction of all liabilities to creditors.
Holders of the Series C Preferred Shares have no voting rights, except with respect to certain dividend non-payments or as otherwise required by Bermuda law or Endurance Holdings' bye-laws.
On an ongoing basis, the Company expects its internally generated funds, together with borrowings available under the Credit Facility, capital generated from the offering and sale of its Senior Notes, Series C Preferred Shares and ordinary shares, to be sufficient to operate its business. However, there can be no assurance that the Company will not incur additional indebtedness or issue additional equity or hybrid securities in order to implement its business strategy or pay claims.

Contractual Obligations. The Company's contractual obligations as of December 31, 2016 are summarized as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(U.S. dollars in thousands)
Reserve for losses and loss expenses	$4,905,138	$1,720,760	$1,607,684	$737,181	$839,513
4.7% Senior Notes	300,000	—	—	—	300,000
Interest on 4.7% Senior Notes	84,600	14,100	28,200	28,200	14,100
7% Senior Notes	335,000	—	—	—	335,000
Interest on 7% Senior Notes	422,100	23,450	46,900	46,900	304,850
Trust Preferred Securities(1)	100,000	—	—	—	100,000
Interest on Trust Preferred Securities(1)	98,100	4,905	9,810	9,810	73,575
Investment commitments(2)	92,214	92,214	—	—	—
Operating lease obligations(3)	201,862	15,895	42,365	40,159	103,443
Total	$6,539,014	$1,871,324	$1,734,959	$862,250	$2,070,481

(1)
Assumes that the Trust Preferred Securities are redeemed upon their maturity in March 2036, and that the interest rate thereon remains at 4.905% per year, the rate that has been set through the LIBOR swap.

(2)	The Company entered into investment agreements to invest additional amounts in other investments.

(3)	The Company leases office space and office equipment under various operating leases.
The Company expects to fund these estimated obligations noted in the table above through operating cash flows and existing cash and investments.
The following table summarizes the components of our capital resources at December 31, 2016 and 2015:

	2016	2015
	(U.S. dollars in thousands)
Senior notes and Trust Preferred Securities	$705,285	$717,497
Preferred shares	230,000	460,000
Common shareholders' equity	4,652,439	4,396,262
Total capital resources(1)	$5,587,724	$5,573,759
Ratio of debt to total capital resources	12.6%	12.9%
Ratio of debt plus preferred shares to total capital resources	16.7%	21.1%

(1)	The Company also has Credit Facility and LOC Agreements capacity of $295.5 million and $438.4 million as at December 31, 2016 and 2015, respectively.
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
Off-Balance Sheet Arrangements
Certain of our ongoing obligations to Selective in connection with the sale of MUSIC constitute off-balance sheet arrangements. Excluding these specific transactions, as of December 31, 2016, we were not party to any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K, to which an entity unconsolidated with us is a party that management believes is reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we believe is material to investors.

Currency and Foreign Exchange
The Company's functional currencies are U.S. dollars for its U.S. and Bermuda operations and British Sterling for its U.K. operations. The reporting currency for all entities is U.S. dollars. The Company maintains a portion of its investments and liabilities in currencies other than the U.S. dollar. The Company has made a significant investment in the capitalization of Endurance U.K. which was valued at £426.3 million as of December 31, 2016 ($526.7 million in U.S. dollars). Endurance U.K. is subject to the United Kingdom's Prudential Regulation Authority rules concerning the matching of the currency of its assets to the currency of its liabilities. Depending on the profile of Endurance U.K.'s liabilities, it may be required to hold some of its assets in currencies corresponding to the currencies of its liabilities. The Company may, from time to time, experience losses resulting from fluctuations in the values of foreign currencies, which could have a material adverse effect on the Company's results of operations. The Company's investment in Endurance at Lloyd's is primarily through Funds at Lloyd's, which is denominated in U.S. dollars.
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
For the year ended December 31, 2016, 16.9% of the Company's gross premiums were written in currencies other than the U.S. dollar. The portions of the Company's cash and cash equivalents, investments, net premium receivable and insurance and reinsurance balances receivable, and reserves for loss and loss expenses denominated in non-U.S. currencies at December 31, 2016 were approximately 24.3%, 3.8%, 11.8%, 6.0% and 16.4%, respectively. As of December 31, 2016, the Company's principal foreign currency exposures are denominated in British Sterling and Euros. The Company measures and manages its exposure in these currencies, among others, by monitoring its estimated gross and net asset positions. In order to estimate such exposures, the Company considers currency specific investments, cash and cash equivalents, premiums receivable, reserve for losses and loss expenses, and unearned premiums. As of December 31, 2016, the total estimated gross asset and net liability balances denominated in Euros were $233.8 million and $23.9 million, respectively. The total estimated gross and net asset balances denominated in British Sterling were $261.9 million and $8.1 million, respectively. Assuming all other variables are held constant and disregarding any tax effects, a 10% change in the U.S. dollar relative to these currencies could result in a $1.6 million increase or decrease in the net assets held by the Company at December 31, 2016.
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
Current Reserve for Losses and Loss Expenses
As more fully described under "Reserving Process" above, the Company incorporates a variety of actuarial methods and judgments in its reserving process. Two key inputs in the various actuarial methods employed by the Company are initial expected loss ratios and expected loss reporting patterns. These key inputs impact the potential variability in the estimate of the reserve for losses and loss expenses and are applicable to each of the Company's business segments. The Company's loss and loss expense reserves consider and reflect, in part, deviations resulting from differences between expected loss and actual loss reporting as well as judgments relating to the weights applied to the reserve levels indicated by the actuarial methods. Expected loss reporting patterns are based upon internal and external historical data and assumptions regarding claims reporting trends over a period of time that extends beyond the Company's own operating history. Refer to Note 6, "Reserves for loss and loss expenses" in the Notes to the Consolidated Financial Statements of the Company for additional information related to claims development.
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

Current and prior year incurred losses and loss expenses by segment and line of business for the year ended December 31, 2016 were as follows:

	Incurred related to:		Total incurred
	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance segment:
Agriculture	$201,002	$(16,569)	$184,433
Casualty and other specialty	191,462	(31,881)	159,581
Professional lines	111,293	205	111,498
Property, marine/energy and aviation	257,558	(28,892)	228,666
Total Insurance	761,315	(77,137)	684,178
Reinsurance segment:
Catastrophe	140,696	(32,663)	108,033
Property	166,785	(20,854)	145,931
Casualty	149,674	(20,111)	129,563
Professional lines	150,158	(31,052)	119,106
Specialty	173,974	(39,733)	134,241
Total Reinsurance	781,287	(144,413)	636,874
Totals	$1,542,602	$(221,550)	$1,321,052
Losses and loss expenses for the year ended December 31, 2016 include $221.6 million in favorable development of reserves relating to prior accident years. The favorable loss reserve development experienced during 2016 benefited the Company’s 2016 reported loss ratio by approximately 9.4 percentage points. The net reduction in estimated losses for prior accident years reflects lower than expected loss emergence in each of the Company's reserve categories within both the Insurance and Reinsurance segments.
For the year ended December 31, 2016, as part of the Company's periodic review of key inputs and parameters it uses to establish its reserve for losses and loss expenses and in order to recognize accumulated historical experience and other relevant industry information, the Company made minor adjustments to the loss reporting patterns used for a number of lines of business. For the year ended December 31, 2016, the Company did not materially alter initial expected loss ratios for business related to prior years for the insurance and reinsurance reserve categories as the variances in reported losses in 2016 for those reserve categories were within the range of possible results anticipated by the Company.
Current and prior year incurred losses and loss expenses by segment and line of business for the year ended December 31, 2015 were as follows:

	Incurred related to:		Total incurred
	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance segment:
Agriculture	$241,590	$(1,331)	$240,259
Casualty and other specialty	144,865	(54,594)	90,271
Professional lines	80,166	(194)	79,972
Property, marine/energy and aviation	116,247	(25,882)	90,365
Total Insurance	582,868	(82,001)	500,867
Reinsurance segment:
Catastrophe	45,977	(32,260)	13,717
Property	150,717	(29,364)	121,353
Casualty	114,832	(34,730)	80,102
Professional lines	124,041	(26,108)	97,933
Specialty	142,137	(39,001)	103,136
Total Reinsurance	577,704	(161,463)	416,241
Totals	$1,160,572	$(243,464)	$917,108

Losses and loss expenses for the year ended December 31, 2015 include $243.5 million in favorable development of reserves relating to prior accident years. The favorable loss reserve development experienced during 2015 benefited the Company's 2015 reported loss ratio by approximately 12.3 percentage points. The net reduction in estimated losses for prior accident years reflects lower than expected loss emergence in each of the Company's reserve categories within both the Insurance and Reinsurance segments.
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
Insurance
Agriculture. The favorable loss emergence within the agriculture insurance line of business during 2016 resulted from lower than anticipated agriculture claims settlements for the 2015 crop year, particularly for the multi-peril crop insurance product. During 2015, there was a modest amount of favorable loss emergence due to lower than anticipated agriculture claims settlements for the 2014 crop year.
Casualty and other specialty. The favorable loss emergence within the casualty and other specialty insurance line of business during 2016 was primarily due to lower than expected claims activity within the Bermuda excess casualty and healthcare businesses, which more than offset unfavorable loss emergence within the United States contract binding general liability business. In 2015, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity within the Bermuda excess casualty business and a reduction in claims made year 2010 and prior IBNR for the Bermuda healthcare liability business due to case incurred loss activity and open claim counts being less than expected.
Professional lines. Loss emergence within the professional liability line of business during 2016 and 2015 was largely in line with expectations resulting in modest amounts of development in prior year reserves.
Property, marine/energy and aviation. The favorable loss emergence within the property, marine/energy and aviation line of business during 2016 and 2015 was primarily due to lower than expected reported claim emergence within the Company's U.K. property and energy businesses.
Reinsurance
Catastrophe. The Company recorded favorable loss emergence within the catastrophe line of business during 2015 and 2016 primarily due to lower than expected claims activity within the U.S. and international property catastrophe businesses.
Property. The Company recorded favorable loss emergence in the property line of business in 2016 due primarily to lower than expected claims activity within the Bermuda and United States property lines of business. The Company recorded favorable loss emergence in the property line of business during 2015 primarily due to lower than expected claims activity within the property treaty business for accident years 2012 and 2013.
Casualty. The Company recorded favorable prior period development within this line of business during 2016 due to lower than expected claims activity within the Company’s Bermuda casualty treaty businesses. The Company recorded favorable prior period development within this line of business during 2015 primarily due to lower than expected claims activity within the Company’s Bermuda and United States regional casualty treaty businesses.
Professional lines. The favorable loss emergence within this line of business during 2016 was primarily due to lower than expected claims emergence in accident years 2012 and 2013. The favorable loss emergence within this line of business during 2015 was primarily due to lower than expected claims emergence for accident years 2010-2013.
Specialty. The Company recorded favorable loss emergence within this line of business during 2016 primarily due to lower than expected claims emergence in the marine, aerospace, political risk, surety, and mortgage businesses. The Company recorded favorable loss emergence within this line of business during 2015 primarily due to lower than expected claims emergence in the Company's aerospace, political risk, and surety businesses, as well as an IBNR reduction for the Company's self insured risk business, which was shut down in 2003.

Case and IBNR reserves for losses and loss expenses by segment and line of business were as follows at December 31, 2016:

	Case Reserves	IBNR Reserves	Reserve for Losses and Loss Expenses
	(U.S. dollars in thousands)
Insurance segment:
Agriculture	$195,981	$51,906	$247,887
Casualty and other specialty	299,684	1,072,560	1,372,244
Professional lines	155,631	555,743	711,374
Property, marine/energy and aviation	295,430	172,054	467,484
Total Insurance	946,726	1,852,263	2,798,989
Reinsurance segment:
Catastrophe	150,408	59,436	209,844
Property	220,223	100,122	320,345
Casualty	233,374	499,459	732,833
Professional lines	87,138	338,034	425,172
Specialty	153,581	264,374	417,955
Total Reinsurance	844,724	1,261,425	2,106,149
Totals	$1,791,450	$3,113,688	$4,905,138
Case and IBNR reserves for losses and loss expenses by segment and line of business were as follows at December 31, 2015:

	Case Reserves	IBNR Reserves	Reserve for Losses and Loss Expenses
	(U.S. dollars in thousands)
Insurance segment:
Agriculture	$226,753	$57,799	$284,552
Casualty and other specialty	267,877	1,010,083	1,277,960
Professional lines	116,920	464,638	581,558
Property, marine/energy and aviation	226,894	122,930	349,824
Total Insurance	838,444	1,655,450	2,493,894
Reinsurance segment:
Catastrophe	109,374	80,851	190,225
Property	229,283	112,026	341,309
Casualty	247,802	524,917	772,719
Professional lines	70,301	285,692	355,993
Specialty	142,217	214,058	356,275
Total Reinsurance	798,977	1,217,544	2,016,521
Totals	$1,637,421	$2,872,994	$4,510,415

Selected quarterly activity in the reserve for losses and loss expenses for the years ended December 31, 2016 and 2015 is summarized as follows:

	Quarter Ended March 31, 2016	Quarter Ended June 30, 2016	Quarter Ended September 30, 2016	Quarter Ended December 31, 2016	Year Ended December 31, 2016
	(U.S. dollars in thousands)
Incurred related to:
Current year	$304,437	$434,747	$385,714	$417,704	$1,542,602
Prior years	(61,109)	(58,635)	(54,252)	(47,554)	(221,550)
Total incurred	$243,328	$376,112	$331,462	$370,150	$1,321,052
Paid related to:
Current year	$(7,051)	$(46,513)	$(92,862)	$(149,436)	$(295,862)
Prior years	(333,227)	(207,596)	(177,027)	(172,178)	(890,028)
Total paid	$(340,278)	$(254,109)	$(269,889)	$(321,614)	$(1,185,890)

	Quarter Ended March 31, 2015	Quarter Ended June 30, 2015	Quarter Ended September 30, 2015	Quarter Ended December 31, 2015	Year Ended December 31, 2015
	(U.S. dollars in thousands)
Incurred related to:
Current year	$229,094	$297,958	$331,340	$302,180	$1,160,572
Prior years	(57,158)	(58,836)	(67,347)	(60,123)	(243,464)
Total incurred	$171,936	$239,122	$263,993	$242,057	$917,108
Paid related to:
Current year	$1,971	$(27,807)	$(113,105)	$(126,958)	$(265,899)
Prior years	(304,617)	(196,734)	(202,858)	(163,530)	(867,739)
Total paid	$(302,646)	$(224,541)	$(315,963)	$(290,488)	$(1,133,638)

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
Two key inputs utilized in determining loss and loss expense reserves for the Company's two business segments are the initial expected loss ratio and the speed of the loss reporting pattern. The following tables illustrate the possible percentage effects on current estimates of the reserve for losses and loss expenses due to 10% changes in the initial expected loss ratio and the percent of loss yet to be reported at each valuation date as of December 31, 2016. The 10% changes in the initial expected loss ratio and the percent of loss yet to be reported were chosen to demonstrate the impact on the Company's loss and loss expense reserves of variation in key inputs and, as described below, may not be reflective of actual changes in loss and loss expense reserves.

Insurance
Agriculture
Potential Percentage Change in Total Loss and Loss Expense Reserves

	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(1.1)%	(0.7)%	(0.4)%
Unchanged (1)	(0.4)%	—%	0.4%
10% Slower	0.3%	0.7%	1.2%

Casualty and other specialty Potential Percentage Change in Total Loss and Loss Expense Reserves
	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(13.2)%	(9.1)%	(5.0)%
Unchanged	(4.6)%	—%	4.6%
10% Slower	6.1%	11.1%	16.1%

Professional lines Potential Percentage Change in Total Loss and Loss Expense Reserves
	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(12.9)%	(8.2)%	(3.5)%
Unchanged	(5.2)%	—%	5.2%
10% Slower	5.3%	11.0%	16.6%

Property, marine/energy and aviation Potential Percentage Change in Total Loss and Loss Expense Reserves
	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(9.6)%	(7.7)%	(5.9)%
Unchanged	(2.1)%	—%	2.1%
10% Slower	6.6%	8.9%	11.1%

Reinsurance
Catastrophe
Potential Percentage Change in Total Loss and Loss Expense Reserves

	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(4.1)%	(3.1)%	(2.0)%
Unchanged	(1.2)%	—%	1.2%
10% Slower	2.0%	3.3%	4.6%

Property Potential Percentage Change in Total Loss and Loss Expense Reserves
	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(6.5)%	(4.6)%	(2.6)%
Unchanged	(2.1)%	—%	2.1%
10% Slower	3.4%	5.7%	8.0%

Casualty Potential Percentage Change in Total Loss and Loss Expense Reserves
	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(12.1)%	(8.4)%	(4.6)%
Unchanged	(4.2)%	—%	4.2%
10% Slower	6.4%	11.0%	15.5%

Professional lines Potential Percentage Change in Total Loss and Loss Expense Reserves
	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(15.7)%	(9.4)%	(3.0)%
Unchanged	(7.1)%	—%	7.1%
10% Slower	4.7%	12.2%	19.8%

Specialty Potential Percentage Change in Total Loss and Loss Expense Reserves
	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(9.4)%	(6.1)%	(2.8)%
Unchanged	(3.7)%	—%	3.7%
10% Slower	4.9%	9.0%	13.0%

(1)	Reporting pattern changes are not applicable to the agricultural business as it is typically settled at an established time each year.
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

Ceded Reinsurance
Ceded premiums written were $1,832.2 million for the year ended December 31, 2016, $1,370.4 million for the year ended December 31, 2015 and $959.9 million for the year ended December 31, 2014. The increase in ceded premiums written was primarily due to decreased retentions across our entire Insurance segment as the Company increased the whole account quota share treaty providing protection across the Insurance segment's book of business for 2016. In addition, the Company purchased additional quota share, facultative and excess of loss reinsurance across most Insurance lines of business, and increased quota share coverage on the agriculture Insurance line of business. In the Reinsurance segment, ceded premium written increased as the Company purchased increased levels of protection, including additional proportional and excess of loss retrocessional coverage on the catastrophe line of business, and additional proportional coverage on the specialty line of business.
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
At December 31, 2016 and 2015, the Company had reinsurance recoverables of $1,486.9 million and $1,196.0 million, respectively, related to its ceded reinsurance agreements. The Company remains obligated for amounts ceded in the event that its reinsurers or retrocessionaires do not meet their obligations, except for amounts ceded to the U.S. federal government in the agriculture line of business. Accordingly, the Company has evaluated the reinsurers and retrocessionaires that are providing reinsurance and retrocessional protection and will continue to monitor the stability of its reinsurers and retrocessionaires. At December 31, 2016 and 2015, the Company held collateral of $493.3 million and $321.5 million, respectively, related to its ceded reinsurance agreements. The balance of losses recoverable at December 31, 2016 was distributed as follows based on the ratings of the reinsurers:

Rating	December 31, 2016	December 31, 2015
	(U.S. dollars in thousands)
U.S. Government sponsored program	$141,443	$234,596
A+ and above	889,814	458,255
A	397,691	476,184
A-	5,805	7,060
Not rated	52,165	19,875
Total	$1,486,918	$1,195,970
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
During the fourth quarter of 2016, the Company performed its annual impairment testing of goodwill.The Company has three primary sources of goodwill – goodwill obtained from a renewal rights transaction completed in 2003 with HartRe, goodwill obtained from the Company’s acquisition of ARMtech in 2007 and goodwill obtained from the Company's acquisition of Montpelier in 2015. The Company determined that the appropriate reporting units for evaluation were the Reinsurance segment in relation to HartRe and part of the Montpelier acquisition, the agriculture line of business of the Insurance segment in relation to the ARMtech goodwill, and Syndicate 5151 in the Insurance segment in relation to the Montpelier acquisition. The Company qualitatively reviewed each of its reporting units given the recent proposed acquisition of the Company by Sompo. Based on the results of the qualitative review, the Company believed that it was more likely than not that the fair values of the Reinsurance and Syndicate 5151 reporting units were in excess of their carrying values. As a result, no additional analysis was completed. For the ARMtech reporting unit, the Company used a discounted cash flow approach to estimate the fair value of this reporting unit. The fair value determined was in excess of the carrying value including goodwill for ARMtech. As a result of the goodwill impairment testing, no write-downs of goodwill were deemed necessary during 2016 and 2015.
During the fourth quarter of 2016, the Company performed its annual impairment testing of its intangible assets with indefinite useful lives. The Company's intangible assets with indefinite lives are its insurance licenses and the Lloyd's syndicate capacity. For the years ended December 31, 2016 and 2015, no impairment was recognized for the Company's intangible assets with indefinite lives.
Income Taxes
The Company is subject to income taxes on the operations of its subsidiaries and branch offices in the United States, United Kingdom, Switzerland and Singapore. The Company is not required to pay any income or capital gains taxes on its operations in Bermuda.
The Company's income tax expense was as follows for the years ended December 31, 2016, 2015 and 2014, respectively:

	2016	2015	2014
	(U.S. dollars in thousands)
Current income tax expense	$(10,993)	$(6,262)	$(1,804)
Deferred income tax benefit (expense)	11,174	1,900	1,414
Income tax benefit (expense)	$181	$(4,362)	$(390)
Of the 2016 current income tax expense, $1.8 million related to taxes incurred in the United States (2015 - $4.2 million; 2014 - $1.8 million), $4.2 million related to taxes incurred in the United Kingdom (2015 - $2.2 million; 2014 - nil) and $5.0 million related to taxes incurred in Switzerland (2015 - ($0.1 million); 2014 - nil). Of the deferred income tax benefit, $5.2 million related to deferred income tax benefit in the United States (2015 - $0.7 million; 2014 - $1.4 million), $1.7 million related to deferred income tax benefit in the United Kingdom (2015 - $0.2 million; 2014 - nil) and $4.2 million related to deferred income tax benefit in Bermuda including its branches (2015 - $1.0 million; 2014 - nil). The deferred income tax benefit in Bermuda related to amortization of intangible assets from the acquisition of Montpelier which the Company elected not to push down to Endurance at Lloyd's under current accounting guidance.
In 2016 a full valuation allowance has been recorded against the net deferred asset position of Endurance Bermuda's branches in Singapore and Switzerland. In 2015 a full valuation allowance had been recorded against the net asset position of Endurance Bermuda's branches in Singapore and Switzerland and United Kingdom subsidiary.
Net income tax payments in 2016, 2015, and 2014 totaled $7.8 million, $2.4 million and $0.9 million, respectively. Net operating loss carryforwards gross of tax in the amount of $119.8 million, $45.9 million, $61.1 million and $44.5 million are available for application against future taxable income in the United States, United Kingdom, and Endurance Bermuda's branches in Singapore and Switzerland, respectively. These net operating loss carry forwards have no expiration date in the United Kingdom and Singapore. In Switzerland and the United States, the net operating loss carry forwards expire through 2016 and 2028, respectively.
The Company's income before income taxes was distributed as follows for the years ended December 31, 2016, 2015 and 2014, respectively:

	2016	2015	2014
	(U.S. dollars in thousands)
U.S. (domestic)	$40,872	$95,649	$60,112
Non-U.S. (foreign)	340,094	263,824	288,728
Pre-tax income	$380,966	$359,473	$348,840
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
Pre-tax income for our non-U.S. operations was higher than that of our U.S. operations for the years ended December 31, 2016, 2015 and 2014. The higher pre-tax income in our non-U.S. operations resulted primarily from the more volatile catastrophe business underwritten in our non-U.S. operations having below average losses and thus generating higher levels of net underwriting income during the years ended December 31, 2016, 2015 and 2014. In addition, our non-U.S. operations hold a substantial amount of our invested assets and thus a larger portion of the Company’s investment income is earned in our non-U.S. operations as compared to our U.S. operations.
The Company has operating subsidiaries and branch operations in the United States, United Kingdom, Switzerland and Singapore, which are subject to the relevant taxes in those jurisdictions. During 2014, the United States Internal Revenue Service ("IRS") completed its audit of the income tax returns of the Company's U.S. subsidiaries for 2009, 2010 and 2011. The audit results were immaterial to the operations of the Company. During 2015, the IRS commenced an examination of the 2012 income tax return of Endurance Bermuda. Although the timing and ultimate resolution of the IRS examinations is uncertain, the Company does not expect the resolution of the examinations to result in a material change to the Company's financial position, results of operations or cash flows. In January 2017, the Switzerland tax authority issued a tax assessment for the Swiss branch of Endurance Bermuda for years 2013 and 2014. The Company disagrees with the assessment and is appealing the assessment. Although the timing and ultimate resolution of the Swiss assessment is uncertain, the Company does not expect the resolution of the examinations to result in a material change to the Company's financial position, results of operations or cash flows. As of December 31, 2016, none of the Company's other operating subsidiaries or branch operations were under examination in any of the jurisdictions in which they operate. The Company remains subject to examination for tax years 2008 through 2016.
As of December 31, 2016 and 2015, the Company had no material uncertain tax positions.
Deferred Tax Assets and Liabilities
The Company is subject to income taxes in certain jurisdictions in which the Company operates; however, since the majority of the Company's income is currently earned in Bermuda, a jurisdiction with no corporate income tax, the tax impact to the Company's operations has historically been minimal. In 2016, the Company generated income before income taxes in its subsidiaries, which generated a consolidated (0.1)% (2015 - 1.2%, 2014 - 0.1%) effective income tax rate.
The Company's balance sheet at December 31, 2016 contains a net deferred tax asset in the amount of $58.7 million (2015 - $46.8 million). The current year net deferred tax asset consists of gross deferred tax assets of $205.9 million, gross deferred tax liabilities of $42.3 million and a valuation allowance against certain operating loss carryforwards of $104.8 million (2015 - $131.1 million). Of the Company's gross deferred tax assets, $66.3 million (2015 - $92.8 million) relates to net operating loss carryforwards that are available to offset future taxable income generated by the Company’s United States subsidiaries, a United Kingdom subsidiary and Endurance Bermuda’s Singapore branch in 2016 and the Company's United States subsidiaries, a United Kingdom subsidiary and non-U.S. branches in 2015. The Company's net operating losses may be carried forward indefinitely in the United Kingdom and Singapore. In Switzerland and the United States the net operating loss carryforwards expire through 2016 and 2028, respectively.
In 2015 Management concluded that valuation allowances were required against the net operating loss and net capital loss carryforwards assumed as part of the Montpelier acquisition. The valuation allowances had been established as Internal Revenue Code Section 382 limits the application of net operating loss and net capital loss carryforwards following an ownership change. Accordingly, a tax effected valuation allowance of $11.6 million and $0.7 million, respectively, was required as of August 1, 2015. The Montpelier capital loss carryforwards have fully expired. Net operating loss carryforwards available per year are $0.2 million as required by Internal Revenue Code Section 382.
In 2016 valuation allowances were established against net deferred tax assets in the Company's United States subsidiaries and Endurance Bermuda's non-U.S. branches. In 2015 valuation allowances were established against net operating loss carryforwards in the Company's United States subsidiaries, United Kingdom subsidiary and non-U.S. branches. The increase in the valuation allowance was charged to the Company's income tax expense during 2016. Management believes the net deferred tax assets, less the valuation allowance noted, are more likely than not to be fully realized in corresponding future periods, and the Company's net deferred tax asset has been fairly stated as at December 31, 2016. In the event that management determines in the future that it is more likely than not that the net deferred tax assets will be fully realized in the near term and prior to their expiration, the Company will reassess the valuation allowance against the net deferred tax assets and record any changes to income tax expense in the period determined.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The following is a discussion of our primary market risk exposures at December 31, 2016. Our policies to address these risks in 2016 were not materially different from 2015. The Company believes that it is principally exposed to the following types of market risk: interest rate risk, liquidity risk, foreign currency risk, investment and reinsurance counterparty credit risk, equity price risk, derivative counterparty credit risk, derivative interest rate risk, inflation, and energy and weather-related risk.
Interest Rate Risk. The Company's primary market risk exposure is to changes in interest rates. The Company's fixed maturity portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the fair value of our fixed income investments generally falls, and the converse is generally also true. The Company manages its interest rate risk through an asset liability matching strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities to create a match of assets and liabilities. The duration of the assets comprising the fixed income investments increased during the 2016 calendar year from approximately 2.74 years at December 31, 2015 to 3.04 years at December 31, 2016. A significant portion of the investment portfolio matures each quarter, allowing for reinvestment at current market rates. As of December 31, 2016, assuming parallel shifts in interest rates, the impact of these interest rate shifts in basis points on the Company's cash and fixed income investments of $7,871.1 million (2015 - $7,543.7 million) at December 31, 2016 and 2015 would have been as follows:

	Interest Rate Shift in Basis Points
December 31, 2016	(100)	(50)	—	50	100
	(U.S. dollars in millions)
Total fair value	$8,073.5	$7,974.8	$7,871.1	$7,764.3	$7,657.5
Market value change from base	2.57%	1.32%	—	(1.36)%	(2.71)%
Change in unrealized value	$202.4	$103.7	$—	$(106.8)	$(213.6)

	Interest Rate Shift in Basis Points
December 31, 2015	(100)	(50)	—	50	100
	(U.S. dollars in millions)
Total fair value	$7,725.1	$7,635.6	$7,543.7	$7,450.5	$7,356.5
Market value change from base	2.40%	1.22%	—	(1.24)%	(2.48)%
Change in unrealized value	$181.4	$91.9	$—	$(93.2)	$(187.2)
In addition, we consider the effect of credit spread movements on the market value of our fixed maturity investments, short-term investments and certain of our other investments that invest in fixed maturity securities and the corresponding change in unrealized appreciation. As credit spreads widen, the market value of our fixed maturity securities falls, and the converse is also true.
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the Company's cash and fixed maturity portfolio at December 31, 2016 and 2015:

	Credit Spread Shift in Basis Points
December 31, 2016	(100)	(50)	—	50	100
	(U.S. dollars in millions)
Total fair value	$8,029.9	$7,950.8	$7,871.1	$7,791.3	$7,712.2
Market value change from base	2.02%	1.01%	—	(1.01)%	(2.02)%
Change in unrealized value	$158.8	$79.7	$—	$(79.8)	$(158.9)

	Credit Spread Shift in Basis Points
December 31, 2015	(100)	(50)	—	50	100
	(U.S. dollars in millions)
Total fair value	$7,662.7	$7,603.2	$7,543.7	$7,484.2	$7,425.4
Market value change from base	1.58%	0.79%	—	(0.79)%	(1.57)%
Change in unrealized value	$119.0	$59.5	$—	$(59.5)	$(118.3)
Another method used by the Company to evaluate investment portfolio risk is Value-at-Risk ("VaR"). VaR is a probabilistic method of measuring the potential loss in portfolio value over a given time period and for a given distribution of historical returns. Portfolio risk, as measured by VaR, is affected by four primary risk factors: asset concentration, asset volatility, asset correlation and systematic risk. For a one year period over 95% of the time, assuming the risks taken into account in the VaR model perform per their historical tendencies, the investment portfolio loss for this year period is expected to be less than or equal to 3.04% at December 31, 2016 and 2.66% at December 31, 2015.
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
Foreign Currency Risk. The Company has made a significant investment in the capitalization of Endurance U.K., which is denominated in British Sterling. In 2015, the Company acquired Syndicate 5151 from Montpelier whose capital was also denominated in British Sterling. As of January 1, 2016, the Company changed the functional currency of Syndicate 5151 from British Sterling to the U.S. Dollar following its assessment of the appropriate functional currency. In addition, the Company enters into reinsurance and insurance contracts for which it is obligated to pay losses in currencies other than U.S. Dollars. The majority of our operating foreign currency assets and liabilities are denominated in Euros, British Sterling, Canadian Dollars, Japanese Yen, New Zealand Dollars and Australian Dollars. The Company may, from time to time, experience losses from fluctuations in the values of these and other non-U.S. currencies, which could have a material adverse effect on its results of operations. The Company will attempt to manage its foreign currency risk by seeking to match its liabilities under insurance and reinsurance contracts that are payable in foreign currencies with investments that are denominated in such currencies. The Company purchases assets which are matched in currency to its case reserves at or shortly after the time such reserves are established. The investment portfolio will at times have non-U.S. Dollar exposure which may or not be hedged back to U.S. Dollars. As part of its asset-liability matching strategy, the Company may also consider the use of hedges when it becomes aware of probable significant losses that will be paid in non-U.S. Dollar currencies. For liabilities incurred in currencies other than those listed above, U.S. Dollars are converted to the currency of the loss at the time of claims payment. As a result, the Company may, from time to time, experience losses resulting from fluctuations in the value of foreign currencies.
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
For the year ended December 31, 2016, 16.9% (2015 - 15.7%) of the Company's gross premiums were written in currencies other than the U.S. Dollar. The portions of our cash and cash equivalents, investments, net premium receivable and insurance and reinsurance balances receivable, and reserves for loss and loss expenses denominated in non-U.S. currencies at December 31, 2016 were approximately 24.3%, 3.8%, 11.8%, 6.0% and 16.4%, respectively (2015 - 23.5%, 4.7%, 26.5%, and 16.0%, respectively). As of December 31, 2016 and 2015, the Company's principal foreign currency exposures are denominated in British Sterling and Euros. The Company measures and manages its exposure in these currencies, among others, by monitoring its estimated gross and net asset positions. In order to estimate such exposures, the Company considers currency specific investments, cash and cash equivalents, premiums receivable, reserve for losses and loss expenses, and unearned premiums. The total estimated gross asset and net liability balances denominated in Euros were $233.8 million and $23.9 million, respectively (2015 - $254.6 million and $33.5 million, respectively). The total estimated gross and net asset balances denominated in British Sterling were $261.9 million and $8.1 million, respectively (2015 - $335.1 million and $95.5 million, respectively). Assuming all other variables are held constant and disregarding any tax effects, a 10% change in the U.S. dollar relative to these currencies could result in a $1.6 million and $12.9 million increase or decrease in the net assets held by the Company at December 31, 2016 and 2015, respectively.
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
The following table summarizes the fair value composition of the Company's fixed maturity investments and short-term investments by investment ratings assigned by S&P, Moody's or other rating agencies and by contractual maturity at December 31, 2016 and 2015. In some cases, where bonds are unrated, the rating of the issuer has been applied. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2016	Due within one year	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities (1)	Collateralized loan and debt obligations	Asset- backed securities (1)	Total
Ratings	(U.S. dollars in thousands)
U.S. government and agencies securities	$17,282	$707,027	$272,064	$5,509	$—	$—	$—	$1,001,882
AAA / Aaa	319,928	145,890	24,585	8,233	1,915,233	192,543	395,754	3,002,166
AA / Aa	168,450	310,088	98,584	7,904	38,862	40,574	56,216	720,678
A / A	82,679	667,321	203,065	16,301	29,745	20,492	35,825	1,055,428
BBB	18,167	201,676	97,754	14,507	42,257	69,474	5,409	449,244
Below BBB	8,835	127,645	180,386	5,995	45,335	42,096	9,372	419,664
Not rated	2,121	27,526	19,950	—	8,702	6,077	8,087	72,463
Total	$617,462	$2,187,173	$896,388	$58,449	$2,080,134	$371,256	$510,663	$6,721,525
The effective durations of the Company's mortgage-backed and asset-backed securities portfolios were 4.26 and 0.65, respectively, as of December 31, 2016. These securities are subject to prepayment risk and as such, actual maturity may differ significantly from contract maturity.

December 31, 2015	Due within one year	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities (1)	Collateralized loan and debt obligations	Asset- backed securities (1)	Total
Ratings	(U.S. dollars in thousands)
U.S. government and agencies securities	$72,824	$410,529	$327,070	$8,045	$—	$—	$—	$818,468
AAA / Aaa	72,501	128,799	35,249	135	440,748	194,320	333,011	1,204,763
AA / Aa	363,702	247,936	30,605	6,310	1,460,324	47,782	81,048	2,237,707
A / A	71,233	692,496	115,706	14,870	112,886	22,186	65,213	1,094,590
BBB	37,058	438,252	114,044	2,072	46,858	59,577	5,956	703,817
Below BBB	4,893	61,219	53,491	3,014	49,867	80,231	15,315	268,030
Not rated	37	16,271	767	205	13,576	1,032	6,712	38,600
Total	$622,248	$1,995,502	$676,932	$34,651	$2,124,259	$405,128	$507,255	$6,365,975

(1)
The effective durations of the Company's mortgage-backed and asset-backed securities portfolios were 3.57 and 1.70, respectively, as of December 31, 2015. These securities are subject to prepayment risk and as such, actual maturity may differ significantly from contract maturity.

Credit Risk of Reinsurance Counterparties. In addition, the Company has exposure to credit risk as it relates to losses recoverable on paid and unpaid losses where the Company has purchased reinsurance and retrocessional coverages. When reinsurance or retrocessional reinsurance is purchased, the Company requires its reinsurers to have strong financial strength ratings. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. The balance of losses recoverable on paid and unpaid losses at December 31, 2016 was $1,486.9 million (2015 - $1,196.0 million). At December 31, 2016 and 2015, the Company held collateral of $493.3 million and $321.5 million, respectively, related to its ceded reinsurance agreements. At December 31, 2016, the Company had an allowance of nil (2015 - nil) for estimated uncollectible losses recoverable. The balance of losses recoverable at December 31, 2016 and 2015 was distributed as follows based on the ratings of the reinsurers:

Rating	December 31, 2016	December 31, 2015
	(U.S. dollars in thousands)
U.S. Government sponsored program	$141,443	$234,596
A+ and above	889,814	458,255
A	397,691	476,184
A-	5,805	7,060
Not rated	52,165	19,875
Total	$1,486,918	$1,195,970
Equity Price Risk. The Company invests a portion of its investment portfolio in marketable equity securities (fair market value of $501.1 million at December 31, 2016 (2015 - $528.8 million). These equity investments are exposed to equity price risk, defined as the potential that the Company incurs an economic loss due to a decline of common stock prices. Beta analysis is used to measure the sensitivity of our equity portfolio to changes in the value of the S&P 500 Index (an index representative of the broad equity market). Our current equity portfolio has a beta of 0.48 (2015 - 0.62) in comparison to the S&P 500 Index.

In addition to beta analysis, a sensitivity analysis can be used to assess equity price risk under varying conditions. The base sensitivity analysis below uses market scenarios of the S&P 500 Index declining both 10 percent and 20 percent to determine the impact of such a decline on the value of the Company's equity securities. These scenarios would result in approximate decreases in the fair value of the Company's equity securities of $24.1 million and $48.2 million, respectively (2015 - $32.8 million and $65.5 million, respectively). As we designate all equities as available for sale, these fair value declines would impact the Company’s Consolidated Balance Sheet.

	20% decrease	% change	10% decrease	% change	December 31, 2016	10% increase	% change	20% increase	% change
	(U.S. dollars in thousands)
Equities	$(48,180)	(9.61)%	$(24,090)	(4.81)%	$501,141	$24,090	4.81%	$48,180	9.61%
Total invested assets (1)	$(48,180)	(0.55)%	$(24,090)	(0.27)%	$8,833,798	$24,090	0.27%	$48,180	0.55%
Shareholders' equity	$(48,180)	(0.99)%	$(24,090)	(0.49)%	$4,882,439	$24,090	0.49%	$48,180	0.99%

(1)	Includes total investments and cash and cash equivalents, net of investments pending settlement.

	20% decrease	% change	10% decrease	% change	December 31, 2015	10% increase	% change	20% increase	% change
	(U.S. dollars in thousands)
Equities	$(65,503)	(12.39)%	$(32,751)	(6.19)%	$528,814	$32,751	6.19%	$65,503	12.39%
Total invested assets (1)	$(65,503)	(0.73)%	$(32,751)	(0.37)%	$8,913,587	$32,751	0.37%	$65,503	0.73%
Shareholders' equity	$(65,503)	(1.35)%	$(32,751)	(0.67)%	$4,856,262	$32,751	0.67%	$65,503	1.35%

(1)	Includes total investments and cash and cash equivalents, net of investments pending settlement.
The changes described above do not take into account any potential mitigating impact from the Company's fixed income or other investments portfolios or the impact of taxes.
Derivative Counterparty Credit Risk. In addition to the Company's exposure to credit risk as a holder of fixed maturity investments, short-term investments, equity securities, other investments, and the Company's exposure to credit risk as relates to reinsurance and retrocessional recoverables, the Company also has credit risk exposure as a party to derivative financial instruments. In order to mitigate the risks associated with derivatives, the Company diversifies its counterparty credit risk, ensures that the counterparties to its derivative contracts are credit worthy and monitors on a regular basis its exposure by counterparty in order to mitigate the counterparty credit risks associated with its derivative contracts. In addition, counterparty risk is mitigated by the periodic receipt of payment of margin. At December 31, 2016, the Company's absolute notional value of derivative contracts was $682.1 million (2015 - $564.0 million), while the net asset position of those derivative contracts was $82.6 million (2015 - $22.8 million).
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
The aggregate hypothetical loss generated from an immediate upward parallel shift in the treasury yield curve of 100 basis points would cause an increase in market value of our net position in swaptions, credit default swaps and interest rate swaps of approximately $0.7 million at December 31, 2016 (2015 - $0.4 million). Credit spreads are assumed to remain constant in these hypothetical examples.
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
The VaR model, based on a Monte Carlo simulation methodology, seeks to take into account correlations between different positions and potential for movements to offset one another within the portfolio. For most of the risk factors, the volatility is derived from exchange-traded options markets. For those risk factors for which exchange-traded options might not exist, the volatility is based on historical analysis matched to broker quotes from the over-the-counter market, where available. The joint distribution of outcomes is based on our estimate of the historical seasonal dependence among the underlying risk factors, scaled to the current market levels. We then estimate the expected outcomes by applying a Monte Carlo simulation to these risk factors. The joint distribution of the simulated risk factors is then filtered through the portfolio positions, and then the distribution of the outcomes are realized. The 99.6 percentile of this distribution is then calculated as the portfolio VaR. The major limitation of this methodology is that the market data used to forecast parameters of the model may not be an appropriate proxy of those parameters. The VaR methodology uses a number of assumptions, such as (i) risks are measured under average market conditions, assuming appropriate distributions of market risk factors; (ii) future movements in market risk factors follow estimated historical movements; and (iii) the assessed exposures do not change during the holding period. There is no guarantee that these assumptions will prove correct. We expect that, for any given period, our actual results will differ from our assumptions, including with respect to previously estimated potential losses and that such losses could be substantially higher than the estimated VaR. At December 31, 2016, the estimated VaR for our portfolio of energy and weather-related derivatives, as described above, calculated at an estimated 99.6% confidence level, was $44.2 million. The average, low and high amounts calculated by our VaR analysis during the year ended December 31, 2016 were $32.5 million, $12.6 million and $59.0 million, respectively. Refer to Note 9, "Derivatives" in the Notes to the Consolidated Financial Statements of the Company for additional information related to derivative-based risk management products.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BOARD OF DIRECTORS AND SHAREHOLDERS
ENDURANCE SPECIALTY HOLDINGS LTD.
We have audited Endurance Specialty Holdings Ltd.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the "COSO criteria"). Endurance Specialty Holdings Ltd.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Endurance Specialty Holdings Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Endurance Specialty Holdings Ltd. as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016 of Endurance Specialty Holdings Ltd. and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young Ltd.
Hamilton, Bermuda
March 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BOARD OF DIRECTORS AND SHAREHOLDERS
ENDURANCE SPECIALTY HOLDINGS LTD.
We have audited the accompanying consolidated balance sheets of Endurance Specialty Holdings Ltd. as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Endurance Specialty Holdings Ltd. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Endurance Specialty Holdings Ltd.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young Ltd.
Hamilton, Bermuda
March 1, 2017

ENDURANCE SPECIALTY HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2016 AND 2015
(In thousands of United States dollars except share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Investments
Fixed maturity investments, trading at fair value (amortized cost: $2,727,271 and $1,611,079 at December 31, 2016 and 2015, respectively)	$2,740,055	$1,587,160
Fixed maturity investments, available for sale at fair value (amortized cost: $3,538,227 and $4,361,997 at December 31, 2016 and 2015, respectively)	3,572,766	4,359,019
Short-term investments, trading at fair value (amortized cost: $330,305 and $394,096 at December 31, 2016 and 2015, respectively)	330,199	394,111
Short-term investments, available for sale at fair value (amortized cost: $78,506 and $25,657 at December 31, 2016 and 2015, respectively)	78,505	25,685
Equity securities, trading at fair value (cost: $16,094 and $15,290 at December 31, 2016 and 2015, respectively)	16,056	15,229
Equity securities, available for sale at fair value (cost: $461,684 and $542,429 at December 31, 2016 and 2015, respectively)	485,085	513,585
Other investments	588,308	872,617
Total investments	7,810,974	7,767,406
Cash and cash equivalents	1,149,541	1,177,750
Premiums receivable, net	1,657,752	1,376,328
Insurance and reinsurance balances receivable	110,183	102,403
Deferred acquisition costs	276,639	255,501
Prepaid reinsurance premiums	711,695	498,574
Reinsurance recoverable on unpaid losses	1,213,129	907,944
Reinsurance recoverable on paid losses	273,789	288,026
Accrued investment income	35,853	30,213
Goodwill and intangible assets	468,374	553,960
Deferred tax asset	71,802	64,164
Net receivable on sales of investments	54,620	31,873
Other assets	288,510	187,383
Total assets	$14,122,861	$13,241,525
LIABILITIES
Reserve for losses and loss expenses	$4,905,138	$4,510,415
Reserve for unearned premiums	1,994,676	1,789,148
Deposit liabilities	14,013	13,674
Reinsurance balances payable	784,162	661,213
Debt	705,292	717,650
Net payable on purchases of investments	181,337	63,442
Deferred tax liability	13,074	17,315
Other liabilities	383,036	344,596
Total liabilities	8,980,728	8,117,453
Commitments and contingent liabilities
SHAREHOLDERS' EQUITY
Preferred shares, total liquidation preference $230,000 (2015 - $460,000)	9	9,209
Common shares, ordinary - 67,627,901 issued and outstanding (2015 - 66,797,991)	67,628	66,798
Additional paid-in capital	1,961,917	2,145,836
Accumulated other comprehensive loss	(58,749)	(46,634)
Retained earnings	2,911,634	2,681,053
Total shareholders' equity available to Endurance Holdings	4,882,439	4,856,262
Non-controlling interests	259,694	267,810
Total shareholders' equity	5,142,133	5,124,072
Total liabilities and shareholders' equity	$14,122,861	$13,241,525
See accompanying notes to the consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014
(In thousands of United States dollars, except share and per share amounts)

	2016	2015	2014
Revenues
Gross premiums written	$4,202,170	$3,320,861	$2,894,076
Ceded premiums written	(1,832,235)	(1,370,391)	(959,870)
Net premiums written	2,369,935	1,950,470	1,934,206
Change in unearned premiums	(6,275)	27,983	(70,228)
Net premiums earned	2,363,660	1,978,453	1,863,978
Net investment income	176,590	113,826	131,543
Net realized and unrealized (losses) gains	(12,419)	12,660	14,283
Net impairment losses recognized in earnings	(10,769)	(3,715)	(625)
Other underwriting loss	(909)	(3,694)	(5,786)
Total revenues	2,516,153	2,097,530	2,003,393
Expenses
Net losses and loss expenses	1,321,052	917,108	970,162
Acquisition expenses	460,483	347,885	319,513
General and administrative expenses	248,146	259,791	247,387
Corporate expenses	51,706	114,429	66,200
Amortization of intangibles	84,624	30,620	6,484
Net foreign exchange (gains) losses	(74,684)	26,964	3,839
Interest expense	43,860	41,260	40,968
Total expenses	2,135,187	1,738,057	1,654,553
Income before income taxes	380,966	359,473	348,840
Income tax benefit (expense)	181	(4,362)	(390)
Net income	381,147	355,111	348,450
Net income attributable to non-controlling interests	(24,130)	(11,016)	—
Net income available to Endurance Holdings	357,017	344,095	348,450
Preferred dividends	(23,799)	(32,750)	(32,750)
Net income available to Endurance Holdings' common and participating common shareholders	$333,218	$311,345	$315,700
Comprehensive income
Net income	$381,147	$355,111	$348,450
Other comprehensive (loss) income
Net unrealized holding gains (losses) on investments arising during the period (net of other-than-temporary impairment losses recognized in other comprehensive (loss) income, reclassification adjustment and applicable deferred income tax (expense) benefit in 2016 - ($8,804); 2015 - $5,890; 2014 - ($4,121))	74,121	(98,738)	40,150
Foreign currency translation adjustments	(86,324)	(24,690)	(26,264)
Reclassification adjustment for net losses on derivatives designated as cash flow hedge included in net income	88	88	89
Other comprehensive (loss) income	(12,115)	(123,340)	13,975
Comprehensive income	369,032	231,771	362,425
Comprehensive income attributable to non-controlling interests	(24,130)	(11,016)	—
Comprehensive income attributable to Endurance Holdings common and participating common shareholders	$344,902	$220,755	$362,425
Per share data
Basic earnings per common share	$4.94	$5.74	$7.07
Diluted earnings per common share	$4.93	$5.73	$7.06
See accompanying notes to the consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(In thousands of United States dollars)

	2016	2015	2014
Preferred shares
Balance, beginning of year	$9,209	$17,200	$17,200
Issuance of Series C, non-cumulative preferred shares	—	9	—
Redemption of Series A and B, non-cumulative preferred shares	(9,200)	(8,000)	—
Balance, end of year	9	9,209	17,200
Common shares
Balance, beginning of year	66,798	44,765	44,369
Issuance of common shares, net of forfeitures	830	22,033	396
Balance, end of year	67,628	66,798	44,765
Additional paid-in capital
Balance, beginning of year	2,145,836	598,226	569,116
Issuance of common shares, net of forfeitures	11,135	1,476,615	2,143
Issuance of Series C, non-cumulative preferred shares	—	222,954	—
Public offering and registration costs	—	(936)	—
Redemption of Series A and B, non-cumulative preferred shares	(219,767)	(192,000)	—
Settlement of equity awards	(11,732)	(14,535)	(4,039)
Stock-based compensation expense	36,445	55,512	31,006
Balance, end of year	1,961,917	2,145,836	598,226
Accumulated other comprehensive (loss) income
Cumulative foreign currency translation adjustments:
Balance, beginning of year	(32,318)	(7,628)	18,636
Foreign currency translation adjustments	(86,324)	(24,690)	(26,264)
Balance, end of year	(118,642)	(32,318)	(7,628)
Unrealized holding gains (losses) on investments, net of deferred taxes:
Balance, beginning of year	(12,638)	86,100	45,950
Net unrealized holding gains (losses) arising during the year, net of other-than-temporary impairment losses and reclassification adjustment	74,121	(98,738)	40,150
Balance, end of year	61,483	(12,638)	86,100
Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of year	(1,678)	(1,766)	(1,855)
Net change from current period hedging transactions, net of reclassification adjustment	88	88	89
Balance, end of year	(1,590)	(1,678)	(1,766)
Total accumulated other comprehensive (loss) income	(58,749)	(46,634)	76,706
Retained earnings
Balance, beginning of year	2,681,053	2,448,285	2,193,133
Net income	381,147	355,111	348,450
Net income attributable to non-controlling interests	(24,130)	(11,016)	—
Dividends on preferred shares	(23,799)	(32,750)	(32,750)
Dividends on common shares	(102,637)	(78,577)	(60,548)
Balance, end of year	2,911,634	2,681,053	2,448,285
Total shareholders' equity available to Endurance Holdings	4,882,439	4,856,262	3,185,182
Non-controlling interests	259,694	267,810	—
Total shareholders' equity	$5,142,133	$5,124,072	$3,185,182
See accompanying notes to the consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(In thousands of United States dollars)

	2016	2015	2014
Cash flows provided by operating activities:
Net income	$381,147	$355,111	$348,450
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	33,285	45,317	45,757
Amortization of other intangibles and depreciation	105,026	51,457	27,234
Net realized and unrealized losses (gains)	12,419	(12,660)	(14,283)
Net impairment losses recognized in earnings	10,769	3,715	625
Deferred taxes	(19,709)	(2,727)	(1,414)
Stock-based compensation expense	36,445	55,512	31,006
Equity in earnings of other investments	(12,442)	13,553	(19,609)
Premiums receivable, net	(281,424)	(153,735)	(214,252)
Insurance and reinsurance balances receivable	(7,780)	33,729	5,508
Deferred acquisition costs	(21,138)	(48,133)	(21,341)
Prepaid reinsurance premiums	(213,121)	(74,944)	(167,731)
Reinsurance recoverable on unpaid losses	(305,185)	(197,097)	(77,040)
Reinsurance recoverable on paid losses	14,237	(61,748)	(54,071)
Accrued investment income	(5,640)	5,840	(3,079)
Other assets	(6,855)	(25,683)	(17,132)
Reserve for losses and loss expenses	394,723	(57,375)	(155,400)
Reserve for unearned premiums	205,528	36,036	235,668
Deposit liabilities	339	(1,462)	(4,322)
Reinsurance balances payable	122,949	204,557	194,650
Other liabilities	(28,081)	76,194	127,037
Net cash flows provided by operating activities	415,492	245,457	266,261
Cash flows (used in) provided by investing activities
Proceeds from sales and maturities of trading investments	3,115,204	626,914	—
Proceeds from sales and maturities of available for sale investments	3,477,688	5,725,794	4,145,940
Proceeds from the redemption of other investments	355,325	188,060	154,655
Purchases of trading investments	(4,091,588)	(1,080,478)	—
Purchases of available for sale investments	(2,752,599)	(5,421,949)	(4,449,225)
Purchases of other investments	(58,222)	(221,457)	(59,023)
Net (purchases) settlements of other assets	(47,450)	21,273	11,665
Purchases of fixed assets	(17,568)	(26,988)	(40,932)
Net cash (paid for) received from subsidiary acquisition	(12)	675,624	39
Net cash flows (used in) provided by investing activities	(19,222)	486,793	(236,881)
Cash flows used in financing activities
Issuance of common shares	10,076	24,823	2,305
Issuance of Series C, non-cumulative preferred shares	—	222,963	—
Redemption of Series A and B, non-cumulative preferred shares	(230,000)	(200,000)	—
Settlement of equity awards	(11,732)	(14,535)	(4,039)
Net distributions to non-controlling interests	(32,246)	(1,739)	—
Offering and registration costs paid	(319)	(617)	—
Proceeds from issuance of repurchase agreements	120,990	—	—
Repayment of repurchase agreements	(120,990)	—	—
Bridge facility costs paid	—	—	(4,750)
Proceeds from issuance of debt	537	5,008	706
Repayments of debt	(13,683)	(199,454)	(686)
Dividends on preferred shares	(23,799)	(32,750)	(32,750)
Dividends on common shares	(102,417)	(78,473)	(60,524)
Net cash flows used in financing activities	(403,583)	(274,774)	(99,738)
Effect of exchange rate changes on cash and cash equivalents	(20,896)	(25,198)	(30,021)
Net (decrease) increase in cash and cash equivalents	(28,209)	432,278	(100,379)
Cash and cash equivalents, beginning of year	1,177,750	745,472	845,851
Cash and cash equivalents, end of year	$1,149,541	$1,177,750	$745,472
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
On October 5, 2016, the Company entered into an agreement and plan of merger (the "Merger Agreement") for the acquisition of 100% of the outstanding ordinary shares of the Company by SOMPO for $93.00 per share in cash (the "Merger"). The Merger has been approved by each company's Board of Directors and the Company's ordinary and preferred shareholders at a special general meeting. The Merger is expected to close as soon as practicable following the satisfaction of customary closing conditions including, but not limited to, regulatory approvals. There can be no assurance that the Merger will occur.
Under the terms of the Merger Agreement, the aggregate consideration for the Merger will be approximately $6,304.0 million in cash. The purchase will be financed by SOMPO from existing sources of liquidity and supplementary facilities. If the Merger is terminated under certain circumstances, the Company is obligated to pay SOMPO a cash termination fee of $204.9 million together with SOMPO's expenses related to the Merger up to $15.8 million. The Company is contractually obligated to pay investment banking fees upon the closing of the Merger.
Endurance Holdings writes specialty lines of insurance and reinsurance on a global basis through its wholly-owned operating subsidiaries:

Operating Subsidiaries	Domicile
Endurance Specialty Insurance Ltd. ("Endurance Bermuda")	Bermuda
Blue Capital Management Ltd., manager of Blue Water Re Ltd. and Blue Water Re II Ltd.	Bermuda
Endurance Worldwide Insurance Limited ("Endurance U.K.")	England
Endurance at Lloyd's, managing agent for Lloyd's Syndicate 5151	England
Endurance Assurance Corporation ("Endurance Assurance", formerly Endurance Reinsurance Corporation of America)	Delaware
Endurance American Insurance Company ("Endurance American")	Delaware
Endurance American Specialty Insurance Company ("Endurance American Specialty")	Delaware
Endurance Risk Solutions Assurance Co. ("Endurance Risk Solutions")	Delaware
American Agri-Business Insurance Company ("American Agri-Business"), managed by ARMtech Insurance Services, Inc. (together with American Agri-Business, "ARMtech")	Texas
In addition, as part of the Blue Capital operations Endurance Holdings and Endurance Bermuda together own 33.3% of Blue Capital Reinsurance Holdings Ltd. ("BCRH") and Endurance Bermuda owns 25.2% of Blue Capital Global Reinsurance Fund Limited ("BCGR").
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

2.     Significant accounting policies
The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States ("U.S. GAAP") and include the accounts of Endurance Holdings and its wholly-owned subsidiaries, and BCRH and the BCGR Cell. All intercompany transactions and balances have been eliminated in consolidation. The following are significant accounting and reporting policies adopted by the Company:

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
Premiums receivable are recorded at amounts due less any allowance for estimated uncollectible premiums receivable. At December 31, 2016, the Company had an allowance for estimated uncollectible premiums receivable of $6.2 million (2015 - $7.4 million).
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
Available for sale securities are carried at estimated fair value, with related net unrealized gains or losses excluded from earnings and included in shareholders' equity as a component of accumulated other comprehensive loss. Investment transactions are recorded on a trade date basis. The Company determines the fair value of its trading and available for sale investments in accordance with current accounting guidance, which defines fair value and establishes a fair value hierarchy based on inputs to the various valuation techniques used for each fair value measurement. The use of valuation techniques for any given investment requires a significant amount of judgment and consideration of factors specific to the underlying investment. Fair value measurements determined by the Company seek to maximize observable inputs and minimize the use of unobservable inputs.

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
To the extent the Company determines that the amortized cost of the Company's fixed maturity and short-term investments classified as available for sale is likely to be recovered and the decline in value is related to non-credit factors (such as interest rates, market conditions, etc.) and not due to credit related factors, that remaining non-credit portion of the unrealized loss is recorded as a part of accumulated other comprehensive loss in the shareholders' equity section of the Company's Consolidated Balance Sheets.
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
Other investments within the Company's investment portfolio are comprised of hedge funds, private investment funds and other investment funds that generally invest in senior secured bank debt, high yield credit securities, distressed debt, macro strategies, multi-strategy, equity long/short strategies, distressed real estate, and energy sector private equity ("alternative funds"). Other investments are accounted for using the equity method of accounting whereby the initial investment is recorded at cost. The carrying values of these investments are increased or decreased to reflect the Company's share of income or loss, which is included in net investment income, and are decreased for dividends. Due to the timing of the delivery of the final valuations reported by the managers of certain of our alternative funds, our investments in those funds are estimated based on the most recently available information including period end valuation statements, period end estimates, or, in some cases, prior month or quarter valuation statements.

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
Assets and liabilities of foreign operations whose functional currency is not the United States dollar are translated at exchange rates in effect at the balance sheet date. Revenues and expenses of such foreign operations are translated at weighted average exchange rates during the year. The effect of the translation adjustments for foreign operations is included in accumulated other comprehensive loss, net of applicable deferred income taxes. Other monetary assets and liabilities denominated in foreign currencies are revalued at the exchange rates in effect at the balance sheet date with the resulting net foreign exchange gains and losses included in earnings. Revenues and expenses denominated in foreign currencies are translated at the prevailing exchange rate on the transaction date.

(i)	Derivatives
Current accounting guidance requires the recognition of all derivative financial instruments including embedded derivative instruments, as either assets or liabilities in the Consolidated Balance Sheets at fair value.
The Company may use various derivative instruments such as foreign exchange forward, future and option contracts; industry loss warranty swaps; interest rate futures, swaps, swaptions, and options; credit default swaps; LIBOR swaps; commodity futures and options; weather swaps and options; loss development covers; and to-be-announced mortgage-backed securities. These derivative instruments are used to manage exposure to interest rate and currency risk, to enhance the efficiency of the Company's investment portfolio, to economically hedge certain risks, and as part of its weather risk management business. Except for a cash flow hedge entered into in 2004 as disclosed in Note 9, Derivatives, these derivative instruments do not qualify, and are not designated, as hedges. Derivatives are recorded at fair value with changes in fair value and any gains or losses are recognized in net realized and unrealized (losses) gains, net foreign exchange (gains) losses, or other underwriting loss in the Consolidated Statements of Income and Comprehensive Income.
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
(q)     Recent accounting pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. ASU 2014-09 also provides guidance on accounting for certain contract costs and will also require new disclosures. ASU 2014-09 was to be effective for public business entities in annual and interim periods beginning after December 15, 2016, however, in July 2015, the FASB decided to defer by one year the effective dates of ASU 2014-09, and as a result, ASU 2014-09 will be effective for public business entities in annual and interim period beginning after December 15, 2017. Early adoption is permitted. Based on initial review, the Company has determined that this standard specifically excludes revenue from the following sources: insurance contracts, Topic 944, Financial Services-Insurance and investment income; Topic 320, Investments-Debt and Equity Securities; Topic 323, Investments-Equity Methods and Joint Ventures; Topic 325, Investment-Others; and Topic 815, Derivatives and Hedging. As substantially all of the Company's revenues are subject to the topics above that are excluded from the standard, the Company has determined that this standard will not have a material impact on the Company's Consolidated Financial Statements.
In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis" ("ASU 2015-02"). Under ASU 2015-02, all legal entities are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 set forth amendments: (1) modifying the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; (2) eliminating the presumption that a general partner should consolidate a limited partnership; (3) affecting the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) providing a scope exception from consolidation guidance for certain reporting entities. ASU 2015-02 was effective for public business entities for annual and interim periods beginning after December 15, 2015. Early adoption was permitted. ASU 2015-02 may be applied retrospectively or by using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the year of adoption. The Company adopted this standard on January 1, 2016 and it did not have a material impact on the Company's Consolidated Financial Statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

2.	Significant accounting policies, cont'd.
(q)     Recent accounting pronouncements, cont'd.
In May 2015, the FASB issued ASU 2015-09, "Disclosures about Short-Duration Contracts" ("ASU 2015-09"). The objective of ASU 2015-09 is to make targeted improvements to disclosure requirements for insurance companies that issue short-duration contracts. The guidance requires additional disclosures of claims development tables, frequency of reported claims, and history of claims duration. This information is required to be disaggregated so that useful information is not obscured by either the inclusion of a large amount of insignificant detail, or the aggregation of items that have significantly different characteristics. ASU 2015-09 was effective for public business entities in annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. Early adoption was permitted. ASU 2015-09 should be applied retrospectively. The Company adopted this standard in the fourth quarter of 2016 and has included the appropriate annual disclosures within Note 6, Reserve for losses and loss expenses. The adoption of this standard did not have a material impact on the Company's Consolidated Financial Statements.
In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in the consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, simplifies the impairment assessment of equity investments without readily determinable values by requiring a qualitative assessment to identify impairment, eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost, requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liabilities in accordance with the fair value option, requires the separate presentation of financial assets and financial liabilities by measurement category and for form of years, beginning after December 15, 2015. Early adoption was permitted. The Company adopted ASU 2015-02 effective January 1, 2016 and it did not have material impact on the Company's consolidated statements of operations and financial position.
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
Fair value of net assets acquired and liabilities assumed
The purchase price was allocated to the acquired assets and liabilities of Montpelier based on estimated fair values on July 31, 2015, the Closing Date, as detailed below. The Company recognized goodwill of $87.6 million primarily attributable to Montpelier's assembled workforce and synergies expected to result upon integration of Montpelier into the Company's operations. The Company estimates that none of the goodwill that was recorded will be deductible for income tax purposes. The allocation of the purchase price was based on information that was available to management at the time the 2015 consolidated financial statements were prepared. The allocation was subject to change as additional information became available within the measurement period, which cannot exceed 12 months from the acquisition date. The fair value recorded for these items may be subject to adjustments, which may impact the individual amounts recorded for assets acquired and liabilities assumed, as well as the residual goodwill.

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
4.     Investments
Composition of Net Investment Income and of Invested Assets
The components of net investment income for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Fixed income investments	$165,210	$132,786	$118,084
Equity securities	12,639	8,209	5,689
Other investments	12,442	(13,553)	19,609
Cash and cash equivalents	2,824	2,870	2,445
	$193,115	$130,312	$145,827
Investment expenses	(16,525)	(16,486)	(14,284)
Net investment income	$176,590	$113,826	$131,543

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.     Investments, cont'd.
Contractual maturities of the Company's fixed maturity and short-term investments are shown below as of December 31, 2016 and 2015. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$617,655	$617,462	$622,070	$622,248
Due after one year through five years	2,170,111	2,187,173	2,005,456	1,995,502
Due after five years through ten years	887,775	896,388	683,147	676,932
Due after ten years	55,400	58,449	33,168	34,651
Residential mortgage-backed securities	1,448,917	1,461,286	1,301,083	1,311,373
Commercial mortgage-backed securities	615,730	618,848	817,570	812,886
Collateralized loan and debt obligations	369,126	371,256	419,795	405,128
Asset-backed securities	509,595	510,663	510,540	507,255
Total	$6,674,309	$6,721,525	$6,392,829	$6,365,975
The following table summarizes the fair value of the fixed maturity investments, short-term investments and equity securities classified as trading at December 31, 2016 and 2015.

	December 31, 2016	December 31, 2015
Fixed maturity investments
U.S. government and agencies securities	$551,055	$319,674
U.S. state and municipal securities	6,006	5,559
Foreign government securities	110,088	49,861
Government guaranteed corporate securities	2,959	38,201
Corporate securities	1,051,200	532,192
Residential mortgage-backed securities	483,444	258,574
Commercial mortgage-backed securities	164,237	127,124
Collateralized loan and debt obligations	98,924	103,219
Asset-backed securities	272,142	152,756
Total fixed maturity investments	2,740,055	1,587,160
Short-term investments	330,199	394,111
Total fixed income investments	$3,070,254	$1,981,271
Equity securities
Equity investments	$16,056	$14,676
Preferred equity investments	—	553
Total equity securities	$16,056	$15,229

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.     Investments, cont'd.
In addition to the Company's fixed maturity, short-term and equity investments, the Company invests in alternative funds. The Company's alternative funds are recorded on the Company's balance sheet as "other investments". At December 31, 2016 and 2015, the Company had invested, net of capital returned, a total of $470.3 million and $737.1 million, respectively, in other investments. At December 31, 2016 and 2015, the carrying value of other investments was $588.3 million and $872.6 million, respectively.
The following table summarizes the composition and redemption restrictions of other investments as of December 31, 2016 and 2015:

December 31, 2016	Market Value	Unfunded Commitments	Ineligible for Redemption in 2017
Alternative funds
Hedge funds	$482,865	$—	$85,963
Private investment funds	76,451	92,214	76,451
Other investment funds	28,992	—	27,518
Total alternative funds	588,308	92,214	189,932
Total other investments	$588,308	$92,214	$189,932

December 31, 2015	Market Value	Unfunded Commitments	Ineligible for Redemption in 2016
Alternative funds
Hedge funds	$704,966	$—	$57,876
Private investment funds	80,690	102,070	80,690
Other investment funds	23,465	—	24,958
Total alternative funds	809,121	102,070	163,524

Specialty funds
High yield loan funds	63,496	—	—
Total specialty funds	63,496	—	—
Total other investments	$872,617	$102,070	$163,524
Hedge funds – The redemption frequency of the hedge funds range from monthly to biennially with notice periods from 30 to 90 days. Over one year, it is estimated that the Company can liquidate approximately 82.2% of the hedge fund portfolio, with the remainder over the following two years.
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
Other investment funds – Other investment funds includes funds on deposit with Lloyd's, which are restricted, and the Company's investment in BCGR, which represents the net carrying value of the Company's investment in BCGR that has not been deployed into the BCGR cell.
High yield loan funds – There are generally no restrictions on the Company's right to redeem its interest in high yield loan funds with the exception of certain redemption frequency and notice requirements. The redemption frequency of these funds ranges from monthly to quarterly with notice periods from 30 to 90 days. The Company had no investments in high yield loan funds as of December 31, 2016.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.     Investments, cont'd.
Net Realized and Unrealized (Losses) Gains
Realized and unrealized gains and losses are recognized in earnings using the first in, first out method. The analysis of gross realized gains and losses, net unrealized gains and losses on trading securities, intangible asset impairment loss, and the change in the fair value of investment-related derivative financial instruments for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Gross realized gains on investment sales	$39,033	$65,881	$35,921
Gross realized losses on investment sales	(61,752)	(28,636)	(16,515)
Net unrealized gains (losses) on trading securities	12,480	(24,257)	—
Intangible asset impairment loss(1)	—	—	(5,450)
Change in fair value of derivative financial instruments(2)	(2,180)	(328)	327
Net realized and unrealized (losses) gains	$(12,419)	$12,660	$14,283

(1)	For additional information on the Company's intangible assets, see Note 11, Goodwill and intangible assets.

(2)	For additional information on the Company's derivative financial instruments, see Note 9, Derivatives.
Unrealized Gains and Losses
The Company classifies some of its investments in fixed maturity investments, short-term investments and equities as available for sale. The amortized cost, fair value and related gross unrealized gains and losses on the Company's securities classified as available for sale at December 31, 2016 and 2015 are as follows:

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity investments
U.S. government and agencies securities	$449,638	$3,981	$(2,792)	$450,827
U.S. state and municipal securities	11,560	945	(154)	12,351
Foreign government securities	68,539	2,236	(1,944)	68,831
Government guaranteed corporate securities	912	46	—	958
Corporate securities	1,078,756	26,481	(8,744)	1,096,493
Residential mortgage-backed securities	968,273	21,032	(11,463)	977,842
Commercial mortgage-backed securities	452,011	8,790	(6,190)	454,611
Collateralized loan and debt obligations	271,361	1,644	(673)	272,332
Asset-backed securities	237,177	2,242	(898)	238,521
Total fixed maturity investments	$3,538,227	$67,397	$(32,858)	$3,572,766
Short-term investments	78,506	1	(2)	78,505
Total fixed income investments	$3,616,733	$67,398	$(32,860)	$3,651,271
Equity securities
Equity investments	$461,509	$27,948	$(4,545)	$484,912
Preferred equity investments	175	—	(2)	173
Total equity securities	$461,684	$27,948	$(4,547)	$485,085

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.     Investments, cont'd.

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity investments
U.S. government and agencies securities	$499,386	$2,561	$(3,153)	$498,794
U.S. state and municipal securities	16,908	120	(181)	16,847
Foreign government securities	110,893	803	(581)	111,115
Government guaranteed corporate securities	19,248	311	(7)	19,552
Corporate securities	1,323,276	5,698	(11,232)	1,317,742
Residential mortgage-backed securities	1,041,540	16,400	(5,141)	1,052,799
Commercial mortgage-backed securities	689,078	4,737	(8,053)	685,762
Collateralized loan and debt obligations	304,915	796	(3,802)	301,909
Asset-backed securities	356,753	585	(2,839)	354,499
Total fixed maturity investments	$4,361,997	$32,011	$(34,989)	$4,359,019
Short-term investments	25,657	28	—	25,685
Total fixed income investments	$4,387,654	$32,039	$(34,989)	$4,384,704
Equity securities
Equity investments	$527,154	$6,835	$(37,474)	$496,515
Preferred equity investments	15,275	1,946	(151)	17,070
Total equity securities	$542,429	$8,781	$(37,625)	$513,585

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.     Investments, cont'd.
The following tables summarize, for all available for sale securities in an unrealized loss position at December 31, 2016 and 2015, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	Less than 12 months		12 months or greater		Total
December 31, 2016	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value
Fixed maturity investments
U.S. government and agencies securities	$(2,791)	$289,012	$(1)	$248	$(2,792)	$289,260
U.S. state and municipal securities	(152)	5,288	(2)	2,143	(154)	7,431
Foreign government securities	(446)	15,717	(1,498)	5,973	(1,944)	21,690
Corporate securities	(7,512)	448,643	(1,232)	11,897	(8,744)	460,540
Residential mortgage-backed securities	(10,082)	521,167	(1,381)	31,835	(11,463)	553,002
Commercial mortgage-backed securities	(3,453)	174,144	(2,737)	76,694	(6,190)	250,838
Collateralized loan and debt obligations	(223)	50,194	(450)	81,043	(673)	131,237
Asset-backed securities	(539)	64,109	(359)	39,770	(898)	103,879
Total fixed maturity investments	$(25,198)	$1,568,274	$(7,660)	$249,603	$(32,858)	$1,817,877
Short-term investments	(2)	4,691	—	—	(2)	4,691
Total fixed income investments	$(25,200)	$1,572,965	$(7,660)	$249,603	$(32,860)	$1,822,568
Equity securities
Equity investments	$(2,855)	$71,509	$(1,690)	$17,408	$(4,545)	$88,917
Preferred equity investments	(2)	123	—	—	(2)	123
Total equity securities	$(2,857)	$71,632	$(1,690)	$17,408	$(4,547)	$89,040

(1)	Gross unrealized losses include unrealized losses on non-OTTI and non-credit OTTI securities recognized in accumulated other comprehensive loss at December 31, 2016.
As of December 31, 2016, 1,090 available for sale securities were in an unrealized loss position aggregating $37.4 million. Of those, 218 securities with aggregated unrealized losses of $9.4 million at December 31, 2016 had been in a continuous unrealized loss position for twelve months or greater.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.     Investments, cont'd.

	Less than 12 months		12 months or greater		Total
December 31, 2015	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value
Fixed maturity investments
U.S. government and agencies securities	$(2,175)	$347,024	$(978)	$16,669	$(3,153)	$363,693
U.S. state and municipal securities	(96)	9,662	(85)	695	(181)	10,357
Foreign government securities	(404)	31,881	(177)	3,966	(581)	35,847
Government guaranteed corporate securities	(7)	1,692	—	—	(7)	1,692
Corporate securities	(9,222)	830,349	(2,010)	51,024	(11,232)	881,373
Residential mortgage-backed securities	(3,378)	365,082	(1,763)	79,355	(5,141)	444,437
Commercial mortgage-backed securities	(6,708)	436,387	(1,345)	42,246	(8,053)	478,633
Collateralized loan and debt obligations	(3,107)	224,520	(695)	48,167	(3,802)	272,687
Asset-backed securities	(2,624)	311,814	(215)	12,880	(2,839)	324,694
Total fixed income investments	$(27,721)	$2,558,411	$(7,268)	$255,002	$(34,989)	$2,813,413
Equity securities
Equity investments	$(32,021)	$329,280	$(5,453)	$56,421	$(37,474)	$385,701
Preferred equity investments	(151)	7,361	—	—	(151)	7,361
Total equity securities	$(32,172)	$336,641	$(5,453)	$56,421	$(37,625)	$393,062

(1)	Gross unrealized losses include unrealized losses on non-OTTI and non-credit OTTI securities recognized in accumulated other comprehensive loss at December 31, 2015.
As of December 31, 2015, 1310 available for sale securities were in an unrealized loss position aggregating $72.6 million. Of those, 158 securities with aggregated unrealized losses of $12.7 million at December 31, 2015 had been in a continuous unrealized loss position for twelve months or greater.
The decrease in gross unrealized losses on the Company's fixed income investments and equity securities at December 31, 2016 compared to December 31, 2015 was primarily due to tightening of credit spreads and strong equity markets during the year, partially offset by an increase in interest rates, rather than any actual credit losses on these securities. As of December 31, 2016, the Company did not have the intent to sell any of the remaining fixed income investments in an unrealized loss position and determined that it was unlikely that the Company would be required to sell those securities in an unrealized loss position.
During the year ended December 31, 2016, the Company impaired certain equity securities that were in an unrealized loss position for more than twelve consecutive months and therefore recognized in earnings total other-than-temporary impairments of $10.8 million (2015 - $3.7 million; 2014 - $0.6 million). As of December 31, 2016, the Company did not have the intent to sell any of the the remaining equity securities in an unrealized loss position.
Other Investments
The Company is involved in the normal course of business with VIEs primarily as a passive investor in residential and commercial mortgage-backed securities and through its interests in various other investments that are structured as limited partnerships considered to be third party VIEs. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE's capital structure, contractual terms, nature of the VIE's operations and purpose, and the Company's relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company determined that it was not the primary beneficiary for any of these investments as of December 31, 2016 and 2015. The Company believes its exposure to loss with respect to these investments is generally limited to the investment carrying amounts reported in the Company's Consolidated Balance Sheets and any unfunded investment commitments.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.     Investments, cont'd.
Collateralized Reinsurance Entities
As of December 31, 2016, Endurance Holdings and Endurance Bermuda together owned 33.3% of BCRH. BCRH is considered a VIE under U.S. GAAP and the Company has determined that it is BCRH's primary beneficiary. As a result, the Company fully consolidates the assets, liabilities and operations of BCRH and its subsidiaries within its Consolidated Financial Statements. The interests in BCRH and its subsidiaries that the Company fully consolidates that are attributable to third-party investors are reported within the Company's Consolidated Financial Statements as non-controlling interests. BCRH's shareholder rights do not include redemption features within the control of the third party shareholders. The Company reassesses its VIE determination with respect to BCRH on an ongoing basis.
As of December 31, 2016, Endurance Bermuda owned 25.2% of BCGR. BCGR is considered a "voting interest entity" under U.S. GAAP and, because the Company owns less than 50% of its outstanding ordinary shares, the Company does not consolidate BCGR's assets, liabilities or operations within its Consolidated Financial Statements. However, the BCGR Cell and Blue Water Re, the Company's wholly-owned Bermuda-based special purpose insurance vehicle, are considered VIEs under U.S. GAAP and the Company has determined that it is the primary beneficiary of these entities. Therefore, as funds held in BCGR are deployed into the BCGR Cell, and ultimately into Blue Water Re, they are included in the Company's consolidated financial statements. Conversely, as funds previously deployed by BCGR and the BCGR Cell into Blue Water Re are returned to BCGR, they are no longer included in the Company's consolidated financial statements. The interests in the BCGR Cell and Blue Water Re that the Company fully consolidate that are attributable to third-party investors are reported within the Company's consolidated financial statements as non-controlling interests. BCGR's shareholder rights do not include redemption features within the control of the third party shareholders. The Company reassesses its VIE determinations with respect to the BCGR Cell and Blue Water Re on an ongoing basis.
The following table summarizes the movements in the non-redeemable non-controlling interests balance for the year ended December 31, 2016 and from the acquisition date, July 31, 2015 to December 31, 2015:

	Year Ended December 31, 2016	Five Months Ended December 31, 2015
Non-controlling interests, beginning balance	$267,810	$258,529
Income attributable to third-party investments in the BCGR Cell	14,577	5,526
Income attributable to third-party investments in BCRH	9,553	5,490
Net income attributable to non-controlling interests	24,130	11,016
Net preferred share redemption attributable to third-party investments in the BCGR Cell (1)	(19,799)	—
Net investments attributable to third-parties in BCRH	72	20
Net change in third-party investments in non-controlling interests	(19,727)	20
Dividends declared by BCRH attributable to non-controlling interests	(12,519)	(1,755)
Non-controlling interests - ending balance	$259,694	$267,810
(1) The redemption from the BCGR Cell was required to fund expenses, repay debt and fund dividends by BCGR.

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

5.     Fair value measurement, cont'd.
The carrying values of cash and cash equivalents, accrued investment income, other investments, net receivable on sales of investments, net payable on purchases of investments, the amount outstanding under the BCRH Credit Agreement and other financial instruments not described above approximated their fair values at December 31, 2016 and 2015.
The following table sets forth the Company's fixed maturity investments, equity securities, short-term investments, other assets and liabilities and debt categorized by the level within the hierarchy in which the fair value measurements fall at December 31, 2016:

		Fair Value Measurements at December 31, 2016
	Total at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed maturity investments
U.S. government and agencies securities	$1,001,882	$51,827	$950,055	$—
U.S. state and municipal securities	18,357	—	18,357	—
Foreign government securities	178,919	—	178,919	—
Government guaranteed corporate securities	3,917	—	3,917	—
Corporate securities	2,147,693	—	1,968,056	179,637
Residential mortgage-backed securities	1,461,286	—	1,461,286	—
Commercial mortgage-backed securities	618,848	—	618,848	—
Collateralized loan and debt obligations	371,256	—	371,256	—
Asset-backed securities	510,663	—	510,663	—
Total fixed maturity investments	6,312,821	51,827	6,081,357	179,637
Equity securities
Equity investments	500,968	184,251	316,717	—
Preferred equity investments	173	—	173	—
Total equity securities	501,141	184,251	316,890	—
Short-term investments	408,704	—	408,654	50
Other assets (see Note 9)	166,716	1,953	123,681	41,082
Total assets	$7,389,382	$238,031	$6,930,582	$220,769
Liabilities
Other liabilities (see Note 9)	$84,069	$2,772	$55,051	$26,246
Debt	770,704	—	770,704	—
Total liabilities	$854,773	$2,772	$825,755	$26,246
During the year ended December 31, 2016, $79.3 million of investments, consisting primarily of corporate securities, that were previously held by the Company indirectly in an equity fund as part of the Company's other investments, were transferred into Level 3 as no observable inputs were available, and $7.3 million of primarily collateralized loan and debt obligations, asset-backed and commercial mortgage-backed securities were transferred out of Level 3 to Level 2 during the year as market activity for these securities increased and observable inputs became available. During the year ended December 31, 2016, $18.4 million of U.S. government and agencies securities were transferred from Level 1 to Level 2 as they no longer qualified as on the run U.S. treasury securities.

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
The following table sets forth the Company's fixed maturity investments, equity securities, short-term investments, other assets and liabilities and debt categorized by the level within the hierarchy in which the fair value measurements fall at December 31, 2015:

		Fair Value Measurements at December 31, 2015
	Total at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed maturity investments
U.S. government and agencies securities	$818,468	$37,741	$780,727	$—
U.S. state and municipal securities	22,406	—	22,406	—
Foreign government securities	160,976	—	160,976	—
Government guaranteed corporate securities	57,753	—	57,753	—
Corporate securities	1,849,934	—	1,739,002	110,932
Residential mortgage-backed securities	1,311,373	—	1,311,373	—
Commercial mortgage-backed securities	812,886	—	812,174	712
Collateralized loan and debt obligations	405,128	—	404,319	809
Asset-backed securities	507,255	—	507,255	—
Total fixed maturity investments	$5,946,179	$37,741	$5,795,985	$112,453
Equity securities
Equity investments	511,191	275,086	236,105	—
Preferred equity investments	17,623	—	17,623	—
Total equity securities	$528,814	$275,086	$253,728	$—
Short-term investments	419,796	—	419,796	—
Other assets (see Note 9)	68,892	4	27,385	41,503
Total assets	$6,963,681	$312,831	$6,496,894	$153,956
Liabilities
Other liabilities (see Note 9)	$46,088	$—	$4,059	$42,029
Debt	737,974	—	737,974	—
Total liabilities	$784,062	$—	$742,033	$42,029
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
Level 3 assets represented 3.0% and 2.2% of the Company's total available for sale and trading investments and derivative instruments at December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, Level 3 securities were primarily comprised of corporate securities and weather derivatives. There were no material changes in the Company's valuation techniques for the year ended December 31, 2016 and 2015.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.     Fair value measurement, cont'd.
Other assets and other liabilities measured at fair value included assets of $41.1 million (2015 - $41.5 million) and liabilities of $26.2 million (2015 - $42.0 million) related to proprietary, non-exchange traded derivative-based risk management products used in the Company's weather risk management business, and hedging and trading activities related to these risks. In instances where market prices are not available, the Company may use industry or internally developed valuation techniques such as historical analysis and simulation modeling to determine fair value and are considered Level 3.
Observable and unobservable inputs to these valuation techniques vary by contract requirements and commodity type, are validated using market-based or independently sourced parameters where applicable and may typically include the following:

•	Observable inputs: contract price, notional, option strike, term to expiry, interest rate, contractual limits, temperature, rainfall, windspeed, wave height, snow fall, cyclone category;

•	Unobservable inputs: correlation, composite weather variable; and

•	Both observable and unobservable: forward commodity price.
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

5.     Fair value measurement, cont'd.
Below is a summary of quantitative information regarding the significant observable and unobservable inputs used in determining the fair value of the net weather and energy related derivative assets and liabilities classified in Level 3 that are measured at fair value on a recurring basis at December 31, 2016 and 2015:

December 31, 2016
	Fair Value (Level 3)	Valuation Techniques	Inputs	Range
				Low	High
(Commodity curve in U.S. dollars in thousands)
Net weather and energy related derivative assets	$14,836	Historical Analysis and Simulation	Correlation	0	1
			Temperature	-15F	115F
			Composite weather variable	-25 deg.	45 deg.
			Rainfall	0"	2"
			Windspeed	0.01 m/s	25 m/s
			Wave height	0 m	25 m
			Commodity curve	$(1)	$14

December 31, 2015
	Fair Value (Level 3)	Valuation Techniques	Inputs	Range
				Low	High
(Commodity curve in U.S. dollars in thousands)
Net weather and energy related derivative liabilities	$526	Historical Analysis and Simulation	Correlation	0	1
			Temperature	-15F	115F
			Composite weather variable	-25 deg.	45 deg.
			Rainfall	0"	2"
			Windspeed	0.01 m/s	25 m/s
			Snowfall	0"	18"
			Cyclone (category)	—	5
			Commodity curve	$—	$13

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.     Fair value measurement, cont'd.
The following tables present a reconciliation of the beginning and ending balances for all assets and liabilities measured at fair value on a recurring basis using Level 3 inputs during the years ended December 31, 2016 and 2015.

December 31, 2016	Fixed maturity investments	Other assets	Total assets	Other liabilities
Level 3, beginning of year	$112,453	$41,503	$153,956	$(42,029)
Total equity income and losses and realized and unrealized gains and losses included in earnings	4,321	—	4,321	—
Total income and losses included in other underwriting loss	—	5,796	5,796	90
Change in unrealized gains and losses included in other comprehensive (loss) income	263	—	263	—
Purchases	48,572	—	48,572	—
Issues	—	22,571	22,571	(34,219)
Sales	(57,987)	—	(57,987)	—
Settlements	—	(28,788)	(28,788)	49,912
Transfers into Level 3	79,332	—	79,332	—
Transfers out of Level 3	(7,267)	—	(7,267)	—
Level 3, end of year	$179,687	$41,082	$220,769	$(26,246)

December 31, 2015	Fixed maturity investments	Other assets	Total assets	Other liabilities
Level 3, beginning of year	$12,290	$25,615	$37,905	$(35,366)
Total equity income and losses and realized and unrealized gains and losses included in earnings	(2,785)	—	(2,785)	—
Total income and losses included in other underwriting loss	—	(2,951)	(2,951)	5,062
Change in unrealized gains and losses included in other comprehensive (loss) income	(180)	—	(180)	—
Purchases	13	4,750	4,763	(4,231)
Issues	—	21,559	21,559	(34,114)
Sales	(15,695)	—	(15,695)	—
Settlements	—	(7,470)	(7,470)	26,620
Transfers into Level 3	131,215	—	131,215	—
Transfers out of Level 3	(12,405)	—	(12,405)	—
Level 3, end of year	$112,453	$41,503	$153,956	$(42,029)

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.     Reserve for losses and loss expenses
Activity in the reserve for losses and loss expenses for the years ended December 31, 2016, 2015 and 2014 is summarized as follows:

	2016	2015	2014
Gross reserve for losses and loss expenses, January 1	$4,510,415	$3,846,859	$4,002,259
Reinsurance recoverable on unpaid losses	907,944	670,795	593,755
Net reserve for losses and loss expenses, January 1	3,602,471	3,176,064	3,408,504
Incurred related to:
Current year	1,542,602	1,160,572	1,203,977
Prior years	(221,550)	(243,464)	(233,815)
Total incurred	1,321,052	917,108	970,162
Paid related to:
Current year	(295,863)	(265,898)	(439,169)
Prior years	(890,027)	(867,739)	(719,043)
Total paid	(1,185,890)	(1,133,637)	(1,158,212)

Amounts acquired(1)	—	675,019	—
Foreign currency translation and other	(45,624)	(32,083)	(44,390)

Net reserve for losses and loss expenses, December 31	3,692,009	3,602,471	3,176,064
Reinsurance recoverable on unpaid losses	1,213,129	907,944	670,795
Gross reserve for losses and loss expenses, December 31	$4,905,138	$4,510,415	$3,846,859
(1) Represents the fair value of Montpelier's reserve for losses and loss expenses and reinsurance recoverable acquired at July 31, 2015.
During 2016, the Company's estimated ultimate losses for prior accident years were reduced by $221.6 million (2015 - $243.5 million; 2014 - $233.8 million) due to lower claims emergence than originally estimated by the Company. During 2016, the Company experienced favorable reserve development of $144.4 million across each line of business in the Reinsurance segment and $77.1 million of favorable development across each line of business in the Insurance segment. During 2015, the Company experienced favorable development of $161.5 million across each line of business in the Reinsurance segment and $82.0 million of favorable development across each line of business in the Insurance segment. During 2014, the Company experienced favorable development of $153.2 million across each line of business in the Reinsurance segment and $80.6 million of favorable development across each line of business in the Insurance segment.
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

6.     Reserve for losses and loss expenses, cont'd.

The Company monitors the performance of its underwriting operations through review of discrete information related to its two reportable segments, Insurance and Reinsurance. Within each of these segments, the Company writes a variety of different types of insurance and reinsurance. For reporting purposes, management has combined its many business units, including within the Insurance segment - agriculture, casualty and other specialty, professional lines and property, marine/energy and aviation; and within the Reinsurance segment- catastrophe, property, casualty, professional lines and specialty. Management believes that the businesses combined within these business lines have similarities that make it appropriate to evaluate each as a group.

The Company has included reserves acquired as part of its acquisition of Montpelier on a retrospective basis within its existing lines of business. In addition, the Company has restated all periods reflected in the various tables at the foreign exchange rates as of December 31, 2016.

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

IBNR Reserves and Claims Frequency
The Company establishes loss and loss expense reserves to provide for the estimated costs of paying claims under insurance policies and reinsurance contracts underwritten by the Company. These reserves include estimates for both claims that have been reported and those that have been incurred but not reported and include estimates of all expenses associated with processing and settling these claims. Estimating the ultimate cost of future claims and claim adjustment expenses is based on management judgment and thus, actual losses incurred may vary significantly from management's estimates.
For insurance policies, the Company generally receives claims notices that are recorded by the claims staff within our underwriting, financial and claims systems. When we are notified of insured losses or discover potential losses as part of our claims audits, claims personnel record a case reserve as appropriate for the estimated amount of the exposure at that time. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process.
The Company counts an insurance claim when either an indemnity or allocated adjustment expense amount has been paid, or at any quarter end, the Company recorded a case reserve.
The Company's Reinsurance segment and line of business include contracts written on a proportional or excess of loss basis. For proportional reinsurance business, the Company receives a bordereau indicating the Company's share of losses as well as other financial items. The Company does not have direct access to claims frequency information, and as such, the number of claims represented by the losses reported cannot be determined by the Company. The Company has determined that it is impracticable to provide claims frequency information related to its reinsurance contracts written on a proportional basis. The amount of IBNR related to proportional reinsurance contracts was $700.0 million at December 31, 2016.
For Reinsurance contracts written on an excess of loss basis, the Company has developed claims frequency information. The Company determines claims frequency for excess of loss contracts when either a loss has been paid or at any quarter-end, the Company recorded a case reserve. Claims are counted by contract.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.     Reserve for losses and loss expenses, cont'd.

The following tables show, by segment by line of business, the incurred losses and loss expenses and cumulative paid losses and loss expenses, net of reinsurance, as of December 31, 2016. The following also includes the amount of IBNR reserves recorded as well as the cumulative number of reported claims for the Insurance segment lines of business and only excess of loss reinsurance contracts for the Reinsurance segment lines of business.

Insurance Segment - Agriculture
Incurred losses and loss expenses, net of reinsurance
For the years ended December 31,											At December 31, 2016
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR reserves	Cumulative number of reported claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2007	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	—
2008	—	333,380	318,709	313,296	313,800	313,814	313,938	313,834	313,834	313,834	—	30,036
2009	—	—	298,914	284,277	280,798	281,667	281,594	281,365	281,365	281,365	—	26,540
2010	—	—	—	305,131	280,330	280,409	280,166	280,008	280,008	280,008	—	18,331
2011	—	—	—	—	520,388	509,531	508,424	507,930	507,847	507,847	—	37,061
2012	—	—	—	—	—	581,455	576,836	573,376	572,995	572,469	—	38,297
2013	—	—	—	—	—	—	566,483	563,158	562,122	562,826	—	44,138
2014	—	—	—	—	—	—	—	451,710	451,843	449,705	—	53,886
2015	—	—	—	—	—	—	—	—	241,501	227,634	—	39,508
2016	—	—	—	—	—	—	—	—	—	200,353	20,453	29,353
Total										$3,396,041

Cumulative paid losses and loss expenses, net of reinsurance
For the years ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2007	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2008	—	239,498	310,235	313,196	313,708	313,722	313,859	313,834	313,834	313,834
2009	—	—	178,206	281,996	280,468	280,991	281,058	281,365	281,365	281,365
2010	—	—	—	144,296	279,397	279,768	279,859	280,008	280,008	280,008
2011	—	—	—	—	461,335	506,905	507,790	507,918	507,847	507,847
2012	—	—	—	—	—	478,797	573,781	572,885	572,995	572,469
2013	—	—	—	—	—	—	438,034	562,046	562,075	561,652
2014	—	—	—	—	—	—	—	352,202	448,046	449,705
2015	—	—	—	—	—	—	—	—	122,696	222,212
2016	—	—	—	—	—	—	—	—	—	75,894
Total										$3,264,986
		Reserve for losses and loss expenses, net of reinsurance								$131,055

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.     Reserve for losses and loss expenses, cont'd.

Insurance Segment - Casualty & Other Specialty
Incurred losses and loss expenses, net of reinsurance
For the years ended December 31,											At December 31, 2016
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR reserves	Cumulative number of reported claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2007	$254,678	$251,840	$228,021	$232,156	$232,186	$235,482	$213,895	$197,246	$196,072	$191,927	$20,274	988
2008	—	285,334	296,079	333,844	366,479	363,094	347,477	339,927	328,153	312,759	35,706	1,602
2009	—	—	198,689	240,235	237,368	237,101	234,983	230,594	218,900	206,077	24,553	2,509
2010	—	—	—	150,636	179,854	179,208	175,922	160,450	135,214	122,748	19,995	2,738
2011	—	—	—	—	151,344	169,803	222,470	226,274	201,355	186,588	48,836	4,319
2012	—	—	—	—	—	164,568	182,924	187,141	183,644	179,929	73,724	6,268
2013	—	—	—	—	—	—	153,377	165,853	205,041	230,081	81,540	6,790
2014	—	—	—	—	—	—	—	120,226	132,184	141,970	84,031	7,969
2015	—	—	—	—	—	—	—	—	145,828	156,771	77,472	8,717
2016	—	—	—	—	—	—	—	—	—	165,558	137,608	5,305
Total										$1,894,408

Cumulative paid losses and loss expenses, net of reinsurance
For the years ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2007	$9,090	$38,777	$66,865	$103,283	$124,887	$139,923	$144,982	$152,297	$159,687	$163,236
2008	—	36,479	82,811	129,840	169,331	200,021	239,185	255,585	261,201	266,264
2009	—	—	15,098	50,815	83,210	103,922	139,011	150,241	160,903	168,351
2010	—	—	—	863	4,279	27,379	64,917	83,634	88,737	96,785
2011	—	—	—	—	3,279	14,468	30,074	54,598	91,817	97,285
2012	—	—	—	—	—	3,707	16,190	32,686	51,381	75,508
2013	—	—	—	—	—	—	3,145	15,581	89,771	119,524
2014	—	—	—	—	—	—	—	3,389	18,914	36,446
2015	—	—	—	—	—	—	—	—	18,426	49,196
2016	—	—	—	—	—	—	—	—	—	14,281
Total										$1,086,876
		Reserve for losses and loss expenses from accident year 2006 and prior, net of reinsurance								30,599
		Adjustment for unallocated claim expenses								43,666
		Reserve for losses and loss expenses, net of reinsurance								$881,797

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.     Reserve for losses and loss expenses, cont'd.

Insurance Segment - Professional Lines
Incurred losses and loss expenses, net of reinsurance
For the years ended December 31,											At December 31, 2016
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR reserves	Cumulative number of reported claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2007	$52,739	$110,525	$150,972	$120,358	$119,243	$117,895	$113,520	$116,711	$125,496	$122,969	$47	232
2008	—	62,838	62,586	83,358	88,047	96,887	109,471	127,641	138,119	164,412	3,932	379
2009	—	—	100,914	118,432	104,421	106,597	109,441	99,973	92,165	93,803	5,728	1,039
2010	—	—	—	108,369	105,611	101,591	92,931	82,421	74,856	69,387	9,860	1,594
2011	—	—	—	—	102,012	98,353	99,466	79,988	98,989	105,619	15,265	1,232
2012	—	—	—	—	—	101,872	103,358	101,426	79,591	69,333	18,080	1,233
2013	—	—	—	—	—	—	78,988	79,732	70,564	61,499	27,377	1,255
2014	—	—	—	—	—	—	—	64,437	66,524	57,446	29,232	2,599
2015	—	—	—	—	—	—	—	—	74,823	72,559	58,966	3,464
2016	—	—	—	—	—	—	—	—	—	107,761	99,005	3,814
Total										$924,788

Cumulative paid losses and loss expenses, net of reinsurance
For the years ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2007	$83	$987	$1,744	$62,321	$90,128	$100,560	$100,693	$110,254	$120,328	$122,867
2008	—	54	1,898	14,027	15,888	16,613	48,997	72,576	98,770	113,175
2009	—	—	1,045	8,755	32,193	38,000	56,126	73,072	77,628	80,201
2010	—	—	—	1,932	16,014	27,557	36,506	46,982	48,978	51,885
2011	—	—	—	—	2,367	11,766	21,266	33,639	71,782	85,003
2012	—	—	—	—	—	2,582	13,185	22,237	29,854	35,678
2013	—	—	—	—	—	—	2,193	13,807	21,289	26,783
2014	—	—	—	—	—	—	—	1,167	7,081	20,020
2015	—	—	—	—	—	—	—	—	1,243	7,130
2016	—	—	—	—	—	—	—	—	—	2,324
Total										$545,066
		Reserve for losses and loss expenses from accident year 2006 and prior, net of reinsurance								61
		Adjustment for unallocated claim expenses								26,477
		Reserve for losses and loss expenses, net of reinsurance								$406,260

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.     Reserve for losses and loss expenses, cont'd.

Insurance Segment - Property, Marine/Energy & Aviation
Incurred losses and loss expenses, net of reinsurance
For the years ended December 31,											At December 31, 2016
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR reserves	Cumulative number of reported claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2007	$45,128	$32,772	$25,714	$28,766	$29,071	$28,925	$33,206	$33,741	$34,083	$32,680	$—	201
2008	—	113,427	104,626	84,425	74,111	84,093	80,158	78,176	78,178	77,373	13	459
2009	—	—	60,589	48,196	23,651	21,225	19,933	19,423	19,780	19,341	33	568
2010	—	—	—	93,741	54,986	48,033	42,918	41,703	42,202	43,240	992	1,423
2011	—	—	—	—	163,234	139,932	125,588	124,243	127,840	133,297	256	2,486
2012	—	—	—	—	—	172,535	137,329	123,134	121,281	121,873	405	2,704
2013	—	—	—	—	—	—	115,600	101,878	85,794	80,971	3,933	3,145
2014	—	—	—	—	—	—	—	136,748	114,243	102,002	7,588	4,405
2015	—	—	—	—	—	—	—	—	183,192	184,867	18,890	6,281
2016	—	—	—	—	—	—	—	—	—	234,235	72,271	6,600
Total										$1,029,879

Cumulative paid losses and loss expenses, net of reinsurance
For the years ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2007	$10,626	$19,644	$21,987	$22,614	$23,482	$23,780	$32,561	$33,546	$34,084	$32,671
2008	—	40,140	57,685	62,922	64,434	75,187	75,042	77,234	77,910	77,239
2009	—	—	11,014	16,967	18,120	18,657	18,887	19,075	19,407	19,261
2010	—	—	—	11,680	29,150	33,938	36,306	38,880	40,782	41,802
2011	—	—	—	—	17,871	63,710	82,967	103,301	117,337	123,496
2012	—	—	—	—	—	18,709	79,533	87,216	102,447	108,983
2013	—	—	—	—	—	—	20,929	57,243	66,851	71,423
2014	—	—	—	—	—	—	—	26,491	60,418	79,321
2015	—	—	—	—	—	—	—	—	52,121	131,697
2016	—	—	—	—	—	—	—	—	—	77,448
Total										$763,341
		Reserve for losses and loss expenses from accident year 2006 and prior, net of reinsurance								3
		Adjustment for unallocated claim expenses								7,855
		Reserve for losses and loss expenses, net of reinsurance								$274,396

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.     Reserve for losses and loss expenses, cont'd.

Reinsurance Segment - Catastrophe
Incurred losses and loss expenses, net of reinsurance
For the years ended December 31,											At December 31, 2016
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR reserves	Cumulative number of reported claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2007	$168,640	$126,561	$104,527	$102,855	$91,502	$88,252	$86,273	$90,379	$97,851	$102,929	$153	192
2008	—	405,190	378,838	389,111	392,668	384,117	382,382	382,068	384,864	381,551	317	336
2009	—	—	102,411	74,817	59,051	55,933	55,229	56,944	58,910	60,788	559	204
2010	—	—	—	272,094	234,576	226,060	226,208	231,531	237,677	224,323	1,394	265
2011	—	—	—	—	622,350	591,965	589,614	603,680	612,274	624,448	4,640	574
2012	—	—	—	—	—	245,011	180,145	163,109	154,240	151,003	3,884	345
2013	—	—	—	—	—	—	157,097	129,469	127,984	124,311	1,454	315
2014	—	—	—	—	—	—	—	141,173	126,822	126,512	3,156	229
2015	—	—	—	—	—	—	—	—	60,465	47,255	4,057	224
2016	—	—	—	—	—	—	—	—	—	137,357	27,654	216
Total										$1,980,477

Cumulative paid losses and loss expenses, net of reinsurance
For the years ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2007	$31,590	$85,271	$87,267	$91,214	$83,511	$82,285	$80,852	$88,684	$97,279	$102,497
2008	—	154,382	255,721	316,023	353,658	375,455	378,322	380,366	382,431	380,409
2009	—	—	26,869	45,763	48,440	49,847	51,013	54,189	57,551	59,865
2010	—	—	—	58,556	124,322	152,264	173,341	193,340	207,716	208,329
2011	—	—	—	—	230,619	385,304	495,351	561,864	593,831	615,504
2012	—	—	—	—	—	56,614	105,745	126,802	134,288	136,862
2013	—	—	—	—	—	—	34,236	83,259	106,983	116,996
2014	—	—	—	—	—	—	—	49,337	107,546	117,040
2015	—	—	—	—	—	—	—	—	20,084	31,850
2016	—	—	—	—	—	—	—	—	—	43,793
Total										$1,813,145
		Reserve for losses and loss expenses from accident year 2006 and prior, net of reinsurance								91
		Adjustment for unallocated claim expenses								3,002
		Reserve for losses and loss expenses, net of reinsurance								$170,425

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.     Reserve for losses and loss expenses, cont'd.

Reinsurance Segment - Property
Incurred losses and loss expenses, net of reinsurance
For the years ended December 31,											At December 31, 2016
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR reserves	Cumulative number of reported claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2007	$123,502	$137,474	$127,294	$120,598	$116,552	$115,947	$119,773	$121,653	$121,902	$117,706	$2	309
2008	—	173,437	151,764	133,022	123,162	124,861	126,887	126,991	125,622	122,943	3	612
2009	—	—	151,371	123,151	116,114	114,137	114,342	115,111	115,213	111,782	114	991
2010	—	—	—	221,480	216,726	190,322	186,817	188,516	188,304	174,952	419	1,126
2011	—	—	—	—	344,015	334,865	312,365	312,278	305,567	335,228	2,089	942
2012	—	—	—	—	—	314,924	259,753	240,928	240,070	244,651	2,224	813
2013	—	—	—	—	—	—	255,632	239,844	217,661	199,195	5,650	1,017
2014	—	—	—	—	—	—	—	211,769	211,888	197,761	11,702	1,060
2015	—	—	—	—	—	—	—	—	184,586	181,761	16,927	880
2016	—	—	—	—	—	—	—	—	—	166,629	55,289	542
Total										$1,852,608

Cumulative paid losses and loss expenses, net of reinsurance
For the years ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2007	$23,678	$71,828	$103,059	$111,825	$111,155	$112,559	$116,499	$119,203	$120,881	$116,680
2008	—	30,553	79,457	104,279	107,291	110,039	118,745	122,512	123,954	121,472
2009	—	—	27,690	71,123	89,940	97,377	103,688	107,021	109,796	107,609
2010	—	—	—	49,442	117,260	141,348	163,173	175,919	180,555	170,367
2011	—	—	—	—	76,880	172,679	254,657	286,065	291,961	326,570
2012	—	—	—	—	—	53,488	146,671	192,022	214,711	230,684
2013	—	—	—	—	—	—	55,668	138,841	173,888	176,721
2014	—	—	—	—	—	—	—	51,635	134,663	158,766
2015	—	—	—	—	—	—	—	—	37,685	100,328
2016	—	—	—	—	—	—	—	—	—	33,787
Total										$1,542,984
		Reserve for losses and loss expenses from accident year 2006 and prior, net of reinsurance								4,954
		Adjustment for unallocated claim expenses								4,301
		Reserve for losses and loss expenses, net of reinsurance								$318,879

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.     Reserve for losses and loss expenses, cont'd.

Reinsurance Segment - Casualty
Incurred losses and loss expenses, net of reinsurance
For the years ended December 31,											At December 31, 2016
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR reserves	Cumulative number of reported claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2007	$108,468	$116,074	$116,095	$120,815	$115,024	$114,484	$112,945	$111,664	$110,369	$112,366	$13,382	549
2008	—	112,680	118,736	116,204	114,790	107,336	101,613	98,504	97,260	93,732	9,538	406
2009	—	—	116,515	126,969	124,218	127,972	126,505	121,969	115,317	114,901	20,438	433
2010	—	—	—	186,667	179,891	176,073	170,938	172,699	160,142	159,409	27,794	506
2011	—	—	—	—	198,159	199,035	197,138	204,187	195,094	196,946	35,929	604
2012	—	—	—	—	—	195,983	191,436	193,164	183,512	174,625	42,134	701
2013	—	—	—	—	—	—	178,401	172,604	170,144	163,986	62,188	842
2014	—	—	—	—	—	—	—	125,515	120,521	119,143	45,271	615
2015	—	—	—	—	—	—	—	—	119,276	119,529	58,182	250
2016	—	—	—	—	—	—	—	—	—	143,263	106,858	127
Total										$1,397,900

Cumulative paid losses and loss expenses, net of reinsurance
For the years ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2007	$3,009	$13,399	$23,890	$35,928	$48,519	$57,254	$64,711	$73,518	$77,378	$87,170
2008	—	8,475	17,338	30,528	43,923	51,831	58,419	67,856	72,592	75,906
2009	—	—	7,367	21,841	34,770	51,576	61,615	70,558	76,463	83,892
2010	—	—	—	14,826	34,469	56,997	75,290	92,382	104,037	114,875
2011	—	—	—	—	28,035	50,998	77,748	104,394	116,519	141,449
2012	—	—	—	—	—	30,667	54,457	75,456	92,072	105,209
2013	—	—	—	—	—	—	18,577	35,808	56,564	71,677
2014	—	—	—	—	—	—	—	10,390	33,215	49,951
2015	—	—	—	—	—	—	—	—	15,817	34,396
2016	—	—	—	—	—	—	—	—	—	18,837
Total										$783,362
		Reserve for losses and loss expenses from accident year 2006 and prior, net of reinsurance								106,483
		Adjustment for unallocated claim expenses								10,637
		Reserve for losses and loss expenses, net of reinsurance								$731,658

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.     Reserve for losses and loss expenses, cont'd.

Reinsurance Segment - Professional Lines
Incurred losses and loss expenses, net of reinsurance
For the years ended December 31,											At December 31, 2016
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR reserves	Cumulative number of reported claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2007	$46,031	$51,283	$49,539	$43,988	$41,956	$41,037	$43,261	$42,115	$41,989	$37,980	$1,539	310
2008	—	41,797	50,276	47,154	44,672	47,084	44,526	42,863	41,599	39,059	1,171	262
2009	—	—	41,430	43,003	41,681	40,763	35,771	36,560	36,474	38,720	2,098	204
2010	—	—	—	58,153	58,567	67,335	62,185	53,825	46,661	45,024	3,733	110
2011	—	—	—	—	55,812	56,535	55,286	44,921	36,691	31,390	4,828	57
2012	—	—	—	—	—	43,519	42,443	43,426	36,707	30,576	5,803	81
2013	—	—	—	—	—	—	48,933	49,513	45,382	41,403	21,619	48
2014	—	—	—	—	—	—	—	91,943	88,915	90,713	50,367	62
2015	—	—	—	—	—	—	—	—	130,595	130,832	99,261	55
2016	—	—	—	—	—	—	—	—	—	148,671	139,857	10
Total										$634,368

Cumulative paid losses and loss expenses, net of reinsurance
For the years ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2007	$144	$2,310	$5,649	$10,694	$16,764	$21,259	$28,121	$30,796	$33,144	$32,771
2008	—	341	2,156	6,200	12,752	22,496	26,811	30,169	32,873	33,434
2009	—	—	1,033	3,330	7,963	15,666	19,184	23,469	27,039	32,329
2010	—	—	—	2,249	7,348	14,481	24,511	31,313	36,100	36,181
2011	—	—	—	—	1,685	4,943	9,405	15,168	20,124	22,142
2012	—	—	—	—	—	965	1,929	4,204	9,147	13,757
2013	—	—	—	—	—	—	997	2,561	6,694	11,636
2014	—	—	—	—	—	—	—	1,149	6,446	22,822
2015	—	—	—	—	—	—	—	—	2,941	14,357
2016	—	—	—	—	—	—	—	—	—	1,920
Total										$221,349
		Reserve for losses and loss expenses from accident year 2006 and prior, net of reinsurance								5,540
		Adjustment for unallocated claim expenses								6,164
		Reserve for losses and loss expenses, net of reinsurance								$424,723

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.     Reserve for losses and loss expenses, cont'd.

Reinsurance Segment - Specialty
Incurred losses and loss expenses, net of reinsurance
For the years ended December 31,											At December 31, 2016
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR reserves	Cumulative number of reported claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2007	$229,505	$202,655	$197,905	$193,084	$189,577	$187,961	$187,949	$185,743	$183,044	$174,205	$435	288
2008	—	125,389	94,050	92,039	79,903	79,052	77,556	75,348	73,745	67,604	3,549	195
2009	—	—	98,431	81,269	73,387	69,691	67,605	65,333	62,834	62,501	4,414	170
2010	—	—	—	123,741	107,630	97,718	86,949	85,252	84,817	82,937	1,856	218
2011	—	—	—	—	111,517	100,639	86,832	82,514	82,984	82,014	2,565	274
2012	—	—	—	—	—	135,448	111,813	99,700	92,162	85,852	5,174	294
2013	—	—	—	—	—	—	103,014	93,335	92,119	83,806	9,865	329
2014	—	—	—	—	—	—	—	120,335	116,642	108,392	19,693	342
2015	—	—	—	—	—	—	—	—	150,288	149,473	35,118	318
2016	—	—	—	—	—	—	—	—	—	156,042	111,660	134
Total										$1,052,826

Cumulative paid losses and loss expenses, net of reinsurance
For the years ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2007	$16,023	$123,632	$143,800	$153,622	$160,113	$169,797	$174,059	$175,948	$177,082	$169,673
2008	—	15,525	38,261	47,410	52,461	58,971	61,915	64,489	65,005	61,384
2009	—	—	13,286	33,142	39,439	43,804	47,556	52,481	52,635	55,068
2010	—	—	—	15,110	48,043	57,822	64,199	68,915	72,072	74,797
2011	—	—	—	—	22,755	44,494	61,019	68,869	73,730	75,760
2012	—	—	—	—	—	29,756	53,695	64,242	72,510	74,517
2013	—	—	—	—	—	—	14,696	37,621	52,015	62,458
2014	—	—	—	—	—	—	—	23,579	49,847	66,813
2015	—	—	—	—	—	—	—	—	18,994	70,659
2016	—	—	—	—	—	—	—	—	—	19,265
Total										$730,394
		Reserve for losses and loss expenses from accident year 2006 and prior, net of reinsurance								24,265
		Adjustment for unallocated claim expenses								6,119
		Reserve for losses and loss expenses, net of reinsurance								$352,816

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.     Reserve for losses and loss expenses, cont'd.

Reconciliation of Claims Development Tables to Gross Reserve for Losses and Loss Expenses

The following is a reconciliation of the net incurred and paid claims development tables to the reserve for losses and loss expenses in the consolidated balance sheet at December 31, 2016.

	December 31, 2016
	Net reserve for losses and loss expenses	Reinsurance recoverable on unpaid losses	Gross reserve for losses and loss expenses
Insurance
Agriculture	$131,055	$116,832	$247,887
Casualty & other specialty	881,797	490,447	1,372,244
Professional lines	406,260	305,114	711,374
Property, marine/energy & aviation	274,396	193,088	467,484
Reinsurance
Catastrophe	170,425	39,419	209,844
Property	318,879	1,466	320,345
Casualty	731,658	1,175	732,833
Professional lines	424,723	449	425,172
Specialty	352,816	65,139	417,955
Total	$3,692,009	$1,213,129	$4,905,138

Historical Claims Duration

The following is unaudited supplementary information about historical average claims duration by line of business.

	Average annual percentage payout of incurred claims by age, net of reinsurance (number of years)
	1	2	3	4	5	6	7	8	9	10
Insurance Segment
Agriculture	73.3%	24.1%	0.1%	0.3%	—%	—%	—%	—%	—%	—%
Casualty & other specialty	5.5%	11.3%	15.5%	15.1%	12.8%	7.1%	4.5%	2.7%	3.7%	1.4%
Professional lines	1.5%	7.8%	11.0%	14.3%	15.0%	14.4%	10.3%	8.9%	8.3%	7.2%
Property, marine/energy & aviation	24.4%	39.3%	18.0%	9.9%	4.3%	2.1%	3.2%	0.4%	1.1%	0.2%
Reinsurance Segment
Catastrophe	32.4%	36.1%	15.4%	7.6%	3.4%	1.7%	0.2%	0.3%	1.3%	1.0%
Property	24.1%	39.4%	19.5%	6.5%	3.5%	2.7%	0.5%	0.9%	0.9%	0.3%
Casualty	9.2%	12.6%	12.7%	11.9%	9.9%	8.2%	6.3%	5.5%	4.4%	3.2%
Professional lines	1.9%	6.7%	12.1%	18.5%	16.9%	12.2%	8.2%	6.4%	4.3%	3.3%
Specialty	13.9%	37.7%	20.6%	7.0%	7.6%	4.6%	2.2%	3.1%	0.6%	—%

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

7.     Reinsurance
The effects of reinsurance on premiums earned and written during the years ended December 31, 2016, 2015 and 2014 are as follows:

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
	Earned	Written	Earned	Written	Earned	Written
Direct	$2,336,314	$2,570,494	$1,938,830	$2,085,901	$1,521,648	$1,716,128
Assumed	1,635,379	1,631,676	1,331,831	1,234,960	1,132,370	1,177,948
Ceded	(1,608,033)	(1,832,235)	(1,292,208)	(1,370,391)	(790,040)	(959,870)
	$2,363,660	$2,369,935	$1,978,453	$1,950,470	$1,863,978	$1,934,206
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
During the year ended December 31, 2016, the Company recorded ceded losses of $824.3 million (2015 - $833.7 million; 2014 - $575.7 million). The balance of reinsurance recoverable on paid and unpaid losses at December 31, 2016 and 2015 was distributed as follows based on the ratings of the reinsurers:

Rating	December 31, 2016	December 31, 2015
U.S. Government sponsored program	$141,443	$234,596
A+ and above	889,814	458,255
A	397,691	476,184
A-	5,805	7,060
Not rated	52,165	19,875
Total	$1,486,918	$1,195,970
At December 31, 2016 and 2015, the Company held collateral of $493.3 million and $321.5 million, respectively, related to its ceded reinsurance agreements.
8.     Debt and financing arrangements
Credit Facility
On March 23, 2016, the Company and certain designated subsidiaries of the Company entered into a $450.0 million five-year letter of credit facility with JPMorgan Chase Bank, N.A. ("JPMorgan") as administrative agent (the "Credit Facility"). Upon entering into the Credit Facility, the Company terminated its existing $700.0 million credit agreement, dated April 19, 2012, with JPMorgan as administrative agent. The Credit Facility does not provide for revolving or term loans. As of December 31, 2016 and 2015, there were no borrowings under the Credit Facility and letters of credit outstanding under the Credit Facility were $199.8 million (2015 - $329.9 million).
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
The Company is required to pay a fee of 0.40% per annum on the daily stated amount of outstanding letters of credit issued under the Credit Facility. In addition, the Credit Facility requires the Company to pay to the lenders a commitment fee of 0.125% per annum on the average daily amount of the unused commitments of the lenders. The Credit Facility permits a lender, if requested and in its discretion, to issue a letter of credit pursuant to which it fronts for the other lenders. For such letters of credit, such fronting lenders may receive certain fronting fees from the Company.
The Credit Facility requires the Company's compliance with certain customary restrictive covenants, including a financial covenant that the Company maintain a leverage ratio of no greater than 0.35:1.00 at any time. In addition, each of the Company's regulated insurance subsidiaries that has a claims paying rating from A.M. Best must maintain a rating of at least "B+" at all times.
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
Uncommitted Letter of Credit Agreements
The Company is party to certain uncommitted letter of credit reimbursement agreements ("LOC Agreements") that allow for the issuance of letters of credit in a variety of currencies, including U.S. dollars. The fees paid under the LOC Agreements depend on the amount of the outstanding letters of credit and vary from 0.30% to 0.45% on the principal amount of letters of credit outstanding to a fee negotiated at the time of issuance of the individual letters of credit. The total amount of letters of credit outstanding under the LOC Agreements at December 31, 2016 was $22.5 million (December 31, 2015 - $11.7 million).
7% Senior Notes
The Company issued $335.0 million principal amount of 7% Senior Notes due July 15, 2034 (the "7% Senior Notes"). The 7% Senior Notes are senior unsecured obligations of Endurance Holdings and rank equally with all of Endurance Holdings' existing and future unsecured and unsubordinated debt. The 7% Senior Notes are also effectively junior to claims of creditors of Endurance Holdings' subsidiaries, including policyholders, trade creditors, debt holders, and taxing authorities.
The indentures governing the 7% Senior Notes contain customary covenants and events of default for senior unsecured indebtedness, including events of default for non-payment of principal or interest, breaches of covenants, insolvency of the Company or a default by the Company under other outstanding indebtedness. The Company was in compliance with all covenants contained within the indentures governing the 7% Senior Notes as of December 31, 2016 and 2015.
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
4.7% Senior Notes
Upon closing of the acquisition of Montpelier, Montpelier, as issuer, Endurance Holdings, as parent guarantor, and The Bank of New York Mellon, as trustee, entered into a Fourth Supplemental Indenture, dated as of July 31, 2015 (the "Fourth Supplemental Indenture"). The Fourth Supplemental Indenture amended the Indenture, dated as of July 15, 2003 (as amended and supplemented from time to time (collectively, the "Senior Notes Supplemental Indentures")) applicable to the 4.7% Senior Unsecured Notes Due 2022 (the "4.7% Senior Notes") originally issued by Montpelier on October 2, 2012 in an aggregate principal amount of $300.0 million. The Senior Notes Supplemental Indentures provided for the unconditional assumption of the due and punctual payment of the principal of, any premium and interest on and any additional amounts with respect to the 4.7% Senior Notes and the performance of every obligation in the Senior Notes Indenture and the 4.7% Senior Notes to be performed or observed. The 4.7% Senior Notes bear a rate of interest equal to 4.7% per annum, payable semi-annually in arrears on April 15 and October 15 each year. The 4.7% Senior Notes mature on October 15, 2022. The 4.7% Senior Notes do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere but do contain customary covenants and events of default for senior unsecured indebtedness, including events of default for non-payment of principal or interest, breaches of covenants, insolvency of the Company or a default by the Company under other outstanding indebtedness. The Company was in compliance with all covenants contained within the indentures governing the 4.7% Senior Notes as of December 31, 2016 and 2015.
The 4.7% Senior Notes are senior unsecured obligations of Endurance Holdings and rank equally with all of Endurance Holdings' existing and future unsecured and unsubordinated debt. The 4.7% Senior Notes are also effectively junior to claims of creditors of Endurance Holdings' subsidiaries, including policyholders, trade creditors, debt holders, and taxing authorities.
Trust Preferred Securities
Upon closing the acquisition of Montpelier, Montpelier, as issuer, Endurance Holdings, as parent guarantor, and Wilmington Trust Company, as trustee, entered into the Second Supplemental Indenture, dated as of July 31, 2015 (the "Second Supplemental Indenture"). The Second Supplemental Indenture amended the Junior Subordinated Indenture, dated as of January 6, 2006 (as amended and supplemented from time to time (collectively, the "Junior Subordinated Supplemental Indentures")). The Junior Subordinated Supplemental Indentures provided for the express assumption by Endurance Holdings of the due and punctual payment of the principal of and any premium and interest (including any additional interest) on the unsecured junior subordinated deferrable interest notes issued by Montpelier in connection with the issuance of the trust preferred securities (the "Trust Preferred Securities") by MRH Capital Trust III (the "MRH Capital Trust") and the performance of every covenant of the Junior Subordinated Indenture on the part of Montpelier to be performed or observed. The MRH Capital Trust originally issued the Trust Preferred Securities in January 2006 in an aggregate principal amount of $100.0 million. The Trust Preferred Securities mature on March 30, 2036 and bear interest at a floating rate of 3-month LIBOR plus 380 basis points, reset quarterly. The Trust Preferred Securities may be redeemed prior to maturity at a redemption price equal to 100% of the principal amount thereof plus accrued interest, provided that the prior approval of any applicable insurance regulatory authority with respect to such redemption has been received. The Trust Preferred Securities do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.
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
Interest Payments
The Company made aggregate interest payments of $42.7 million during the year ended December 31, 2016 (2015 - $40.5 million; 2014 - $40.4 million).

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

8.     Debt and financing arrangements, cont'd.
BCRH Credit Agreement
On May 6, 2016, the Company, through a wholly-owned subsidiary, entered into a credit facility agreement with BCRH (the "BCRH Credit Facility"). The BCRH Credit Facility provides BCRH with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes and expires on September 30, 2018. Borrowings under the BCRH Credit Facility bear interest, set at the time of the borrowing, at a rate equal to the applicable LIBOR rate plus 150 basis points.  The BCRH Credit Facility contains covenants that limit BCRH's ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, or incur debt.  If BCRH fails to comply with any of these covenants, the Company could terminate the BCRH Credit Facility and exercise remedies against BCRH. In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with BCML by BCRH, the Company has the right to terminate the BCRH Credit Facility. As of December 31, 2016, BCRH had no outstanding borrowings under the BCRH Credit Facility.
BCGR Credit Agreement
On May 16, 2016, the Company, through a wholly-owned subsidiary, entered into a credit facility agreement with BCGR (the "BCGR Credit Facility"). The BCGR Credit Facility provides BCGR with an unsecured $20.0 million revolving credit facility for working capital and general corporate purposes and expires on September 30, 2018. Borrowings under the BCGR Credit Facility bear interest, set at the time of the borrowing, at a rate equal to the applicable LIBOR rate plus 150 basis points.  The BCGR Credit Facility contains covenants that limit BCGR's ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, or incur debt.  If BCGR fails to comply with any of these covenants, the Company could terminate the BCGR Credit Facility and exercise remedies against BCGR. In addition, in the event of a default in the performance of any of the agreements or covenants under certain management agreements with BCML by BCGR, the Company has the right to terminate the BCGR Credit Facility. As of December 31, 2016, BCGR had no outstanding borrowings under the BCGR Credit Facility.
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

9.     Derivatives, cont'd.
The fair values and the related notional values of derivatives at December 31, 2016 and 2015 are noted below.

	December 31, 2016		December 31, 2015
	Fair Value	Notional Principal Amount	Fair Value	Notional Principal Amount
Derivatives recorded in other assets
Foreign exchange forward contracts	$629	$34,630	$425	$38,818
Credit default swaps	266	5,450	36	4,225
Interest rate swaps	374	7,000	—	—
ILWs	1,010	20,000	—	—
TBAs	121,402	120,300	26,924	25,700
Energy and weather contracts	43,035	101,436	41,507	70,388
Total recorded in other assets	$166,716		$68,892
Derivatives recorded in other liabilities
Foreign exchange forward contracts	$1,204	$32,080	$372	$30,400
Credit default swaps	21	2,744	276	7,800
Interest rate swaps	59	1,100	7	42,000
Interest rate swaptions	34	5,400	—	—
Interest rate futures	—	—	8	54,488
ILWs	184	14,209	259	19,500
LIBOR swap	27	100,000	233	100,000
TBAs	50,704	50,400	—	—
Loss development cover	2,818	24,451	2,904	22,322
Energy and weather contracts	29,018	162,900	42,029	148,325
Total recorded in other liabilities	$84,069		$46,088
Net derivative asset	$82,647		$22,804

At December 31, 2016, derivative assets of $166.7 million (December 31, 2015 - $68.9 million) and liabilities of $84.1 million (December 31, 2015 - $46.1 million) were subject to master netting agreements, which provide for the ability to settle the derivative asset and liability with each counterparty on a net basis. Interest rate futures are not subject to master netting agreements. At December 31, 2016 and 2015, the Company's derivative instruments were recorded on a gross basis in the Consolidated Balance Sheets.
At December 31, 2016, the Company held no reverse repurchase agreements (December 31, 2015 - $30.0 million). These loans are fully collateralized, are generally outstanding for a short period of time and are presented as part of cash and cash equivalents in the Consolidated Balance Sheets. The required collateral for these loans is either cash or U.S. treasury securities at a minimum rate of 102% of the loan principal. Upon maturity, the Company receives principal and interest income.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.     Derivatives, cont'd.
The gains and losses on the Consolidated Statements of Income and Comprehensive Income for derivatives for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Total gain included in net foreign exchange (gains) losses from foreign exchange forward contracts	$516	$2,095	$1,880

Interest rate futures	(160)	79	121
Credit default swaps	7	(50)	30
Interest rate swaps	124	(915)	(4,239)
Interest rate swaptions	(20)	56	477
ILWs	(1,675)	(326)	—
LIBOR swap	206	332	—
TBAs	(662)	496	3,938
Total (losses) gains included in net realized and unrealized (losses) gains	(2,180)	(328)	327

Energy and weather contracts	4,835	2,281	(315)
Loss development cover	(2,129)	(1,419)	—
Total gain (loss) included in other underwriting loss	2,706	862	(315)

Total gains from derivatives	$1,042	$2,629	$1,892
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
The following table provides a summary of the segment revenues and results for the year ended December 31, 2016, reserve for losses and loss expenses as of December 31, 2016 and the carrying value of goodwill as of December 31, 2016:

	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$2,570,494	$1,631,676	$4,202,170
Ceded premiums written	(1,514,240)	(317,995)	(1,832,235)
Net premiums written	1,056,254	1,313,681	2,369,935
Net premiums earned	1,009,375	1,354,285	2,363,660
Other underwriting loss	—	(909)	(909)
	1,009,375	1,353,376	2,362,751
Expenses
Net losses and loss expenses	684,178	636,874	1,321,052
Acquisition expenses	149,763	310,720	460,483
General and administrative expenses	140,742	107,404	248,146
	974,683	1,054,998	2,029,681
Underwriting income	$34,692	$298,378	333,070

Net investment income			176,590
Corporate expenses			(51,706)
Net foreign exchange gains			74,684
Net realized and unrealized losses			(12,419)
Net impairment losses recognized in earnings			(10,769)
Amortization of intangibles			(84,624)
Interest expense			(43,860)
Income before income taxes			$380,966

Net loss ratio	67.9%	47.1%	55.9%
Acquisition expense ratio	14.8%	22.9%	19.5%
General and administrative expense ratio	13.9%	7.9%	12.7%	(1)
Combined ratio	96.6%	77.9%	88.1%

Reserve for losses and loss expenses	$2,798,989	$2,106,149	$4,905,138
Goodwill	$83,550	$91,932	$175,482
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
The following table provides a summary of the segment revenues and results for the year ended December 31, 2015, reserve for losses and loss expenses as of December 31, 2015 and the carrying value of goodwill as of December 31, 2015:

	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$2,085,901	$1,234,960	$3,320,861
Ceded premiums written	(1,205,528)	(164,863)	(1,370,391)
Net premiums written	880,373	1,070,097	1,950,470
Net premiums earned	824,552	1,153,901	1,978,453
Other underwriting loss	—	(3,694)	(3,694)
	824,552	1,150,207	1,974,759
Expenses
Net losses and loss expenses	500,867	416,241	917,108
Acquisition expenses	80,252	267,633	347,885
General and administrative expenses	140,012	119,779	259,791
	721,131	803,653	1,524,784
Underwriting income	$103,421	$346,554	449,975

Net investment income			113,826
Corporate expenses			(114,429)
Net foreign exchange losses			(26,964)
Net realized and unrealized gains			12,660
Net impairment losses recognized in earnings			(3,715)
Amortization of intangibles			(30,620)
Interest expense			(41,260)
Income before income taxes			$359,473

Net loss ratio	60.8%	36.0%	46.4%
Acquisition expense ratio	9.7%	23.2%	17.6%
General and administrative expense ratio	17.0%	10.4%	18.9%	(1)
Combined ratio	87.5%	69.6%	82.9%

Reserve for losses and loss expenses	$2,493,894	$2,016,521	$4,510,415
Goodwill	$84,525	$91,930	$176,455
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

10.     Segment reporting, cont'd.
The following table provides gross premiums written by line of business for the years ended December 31, 2016, 2015 and 2014:

Business Segment	2016	2015	2014
Insurance
Agriculture	$760,877	$840,445	$866,025
Casualty and other specialty	657,558	514,203	396,113
Professional lines	461,552	344,482	263,538
Property, marine/energy and aviation	690,507	386,771	190,452
Total Insurance	2,570,494	2,085,901	1,716,128
Reinsurance
Catastrophe	506,300	311,914	343,213
Property	250,447	209,392	287,326
Casualty	245,092	176,506	159,533
Professional lines	256,337	248,610	174,656
Specialty	373,500	288,538	213,220
Total Reinsurance	1,631,676	1,234,960	1,177,948
Total	$4,202,170	$3,320,861	$2,894,076
The following table provides the geographic distribution of gross premiums written for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
United States	$2,823,950	$2,305,301	$2,054,431
Worldwide	794,289	566,664	456,078
Europe	265,100	209,729	172,077
Asia	105,838	75,165	38,442
Japan	82,864	58,524	45,618
Australasia	49,727	41,309	61,994
Other	80,402	64,169	65,436
Total	$4,202,170	$3,320,861	$2,894,076
The Company attributes gross premiums written to the geographic region in which the risks originate.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

11.     Goodwill and intangible assets
The following table shows an analysis of goodwill and intangible assets for the years ended December 31, 2016 and 2015:

	Goodwill	Intangible assets with indefinite lives	Intangible assets with finite lives	Total
Net balance at December 31, 2014	$91,238	$11,779	$50,388	$153,405
Additions(1)	87,367	57,600	293,218	438,185
Amortization	—	—	(30,620)	(30,620)
Foreign currency translation	(2,150)	(2,738)	(2,122)	(7,010)
Net balance at December 31, 2015	$176,455	$66,641	$310,864	$553,960
Additions	(973)	—	11	(962)
Amortization	—	—	(84,624)	(84,624)
Net balance at December 31, 2016	$175,482	$66,641	$226,251	$468,374

Gross balance	$177,632	$74,829	$431,271	$683,732
Accumulated amortization	—	—	(202,898)	(202,898)
Accumulated impairment losses	—	(5,450)	—	(5,450)
Accumulated foreign currency translation	(2,150)	(2,738)	(2,122)	(7,010)
Net balance	$175,482	$66,641	$226,251	$468,374
(1) For additional information on the intangible assets acquired during 2015, see Note 3, Acquisition of Montpelier.
For the years ended December 31, 2016 and 2015, a valuation analysis was performed to determine the fair value of the Company's intangible assets with indefinite lives which showed that none of the Company's intangible assets were impaired.
No impairment of the Company's goodwill asset was noted following the annual impairment reviews during the years ended December 31, 2016 and 2015. The Company expects the amortization of the intangible assets with finite lives to approximate $63.7 million in 2017, $37.7 million in 2018, $27.5 million in 2019, $22.8 million in 2020, $21.6 million in 2021 and $53.0 million in all years thereafter.
12.     Commitments and contingencies
Concentrations of credit risk. The areas where significant concentrations of credit risk may exist include reinsurance recoverables, investments and cash and cash equivalents. The Company's reinsurance recoverables on paid and unpaid losses at December 31, 2016 and 2015 amounted to $1,486.9 million and $1,196.0 million, respectively, and resulted from reinsurance arrangements entered into in the normal course of operations. A credit exposure exists with respect to reinsurance recoverables as they may become uncollectible. The Company manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound and, if necessary, the Company may hold collateral in the form of cash, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. As of December 31, 2016, $1,293.3 million of reinsurance recoverable on paid and unpaid losses (2015 - $941.5 million) was due from reinsurers rated A- or better by A.M. Best or S&P. An additional $141.4 million (2015 - $234.6 million) of reinsurance recoverable on paid and unpaid losses was due from a U.S. government sponsored reinsurance program as of December 31, 2016. At December 31, 2016 and 2015, the Company held collateral of $493.3 million and $321.5 million, respectively, related to its ceded reinsurance agreements.
As of December 31, 2016, substantially all the Company's cash and investments were held by six custodians.
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
Major production sources. The following table shows the percentage of gross premiums written generated through the Company's largest brokers for the years ended December 31, 2016, 2015 and 2014:

Broker	2016	2015	2014
Marsh & McLennan Companies, Inc.	20.9%	19.8%	19.1%
Aon Benfield	14.3%	12.8%	13.2%
Willis Companies	8.9%	9.2%	10.6%
Total of largest brokers	44.1%	41.8%	42.9%
Letters of credit. As of December 31, 2016, the Company had issued letters of credit of $222.3 million (2015 - $341.6 million) under its credit facilities and letter of credit reimbursement agreements in favor of certain ceding companies to collateralize obligations.
Investment commitments. As of December 31, 2016 and 2015, the Company had pledged cash and cash equivalents and fixed maturity investments of $106.8 million and $108.9 million, respectively, in favor of certain ceding companies to collateralize obligations. As of December 31, 2016 and 2015, the Company had also pledged $252.2 million and $383.3 million of its cash and fixed maturity investments as required to meet collateral obligations for $222.3 million and $341.6 million in secured letters of credit outstanding under its credit facilities, respectively. In addition, at December 31, 2016 and 2015, cash and fixed maturity investments with fair values of $207.8 million and $208.3 million were on deposit with U.S. state regulators, respectively.
The Company is subject to certain commitments with respect to other investments at December 31, 2016 and 2015. See Note 4, Investments.
Investment assets held in trust. Blue Water Re and Blue Water Re II do not operate with a financial strength rating and, instead, fully collateralizes their reinsurance obligations through cash and cash equivalents held in trust funds established by Blue Water Re and Blue Water Re II (the "Blue Water Trusts") for the benefit of ceding companies. As of December 31, 2016, the fair value of assets held in the Blue Water Trusts was $427.8 million (2015 - $438.9 million), which met the minimum values required on that date.
As of December 31, 2016, Blue Capital Re had pledged $191.4 million (2015- $195.3 million) of its cash and cash equivalents to trust accounts established for the benefit of Blue Water Re.
Blue Capital Re ILS fully collateralizes its insurance-linked security obligations through cash and cash equivalents held in trust funds established by Blue Capital Re ILS (the "Blue Capital Re ILS Trusts") for the benefit of third parties. As of December 31, 2016, the fair value of assets held in the Blue Capital Re ILS Trusts was $3.3 million (2015 - $5.2 million), which met the minimum value required on that date.
During 2015, Endurance Bermuda established a multi-beneficiary reinsurance trust (the "Endurance Reinsurance Trust") domiciled in Delaware. The Endurance Reinsurance Trust was established as a means of providing statutory credit to Endurance Bermuda's U.S. cedants. As of December 31, 2016, the fair value of the assets held in the Endurance Reinsurance Trust exceeded $783.9 million (2015 - $94.1 million), the minimum value required on that date.
During 2015, Endurance Bermuda also established a second multi-beneficiary reinsurance trust (the "Reduced Collateral Trust") domiciled in Delaware. The Reduced Collateral Trust was established as a means of providing statutory credit to Endurance Bermuda's U.S. cedants in connection with a reduction in collateral requirements in certain states. As of December 31, 2016, the fair value of the assets held in the Reduced Collateral Trust exceeded $16.4 million (2015 - $10.8 million), the minimum value required on that date.
Endurance Bermuda is party to a reinsurance trust (the "MUSIC Trust"). The MUSIC Trust was established as a means of providing statutory credit to MUSIC in support of the business retained in connection with the 2011 sale by Montpelier of MUSIC to Selective. As of December 31, 2016, the fair value of the assets held in the MUSIC Trust was $24.6 million (2015 - $21.3 million), the minimum value required on that date.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

12.     Commitments and contingencies, cont'd.
Endurance Bermuda is party to a multi-beneficiary Reinsurance Trust originally established by Montpelier Re (the "Montpelier Reinsurance Trust") domiciled in New York. The Montpelier Reinsurance Trust was established as a means of providing statutory credit to Montpelier Re's U.S. cedants. Endurance Bermuda is also party to a multi-beneficiary reinsurance trust originally established by Montpelier Re (the "FL Trust") in connection with a reduction in its Florida collateral requirements. With the consent of the New York Department of Financial Services, all assets in excess of the statutory minimum required amounts in the Montpelier Reinsurance Trust and the FL Trust were transferred to the Endurance Reinsurance Trust and the Reduced Collateral Trust, respectively, upon the merger of Montpelier Re with and into Endurance Bermuda, with Endurance Bermuda as the surviving entity, on December 29, 2015.
The Company is party to a Lloyd's Deposit Trust Deed (the "Lloyd's Capital Trust") in order to meet Endurance Corporate Capital Limited ("ECCL")'s ongoing funds at Lloyd's ("FAL") requirements. The minimum value of cash and investments held by the Lloyd’s Capital Trust is determined on the basis of ECCL's Individual Capital Assessment, which is used to determine the required amount of FAL. As of December 31, 2016, the fair value of assets held in the Lloyd's Capital Trust was $323.6 million (2015- $276.8 million), which met the minimum value required on that date.
Premiums received by Syndicate 5151 are required to be received into the Lloyd's Premiums Trust Funds (the "Premiums Trust Funds"). Under the Premiums Trust Funds' deeds, assets may only be used for the payment of claims and valid expenses for a stated period of time. As of December 31, 2016, the fair value of assets held in the Premiums Trust Funds was $184.1 million (2015- $231.9 million).
The Company's investment assets held in trust appear on the Company's Consolidated Balance Sheets as cash and cash equivalents, fixed maturity investments. short-term investments and accrued investment income, as appropriate.
Lloyd's New Central Fund. The Lloyd's New Central Fund is available to satisfy claims if a member of Lloyd's is unable to meet its obligations to policyholders. The Lloyd's New Central Fund is funded by an annual levy imposed on members, which is determined annually by Lloyd's as a percentage of each member's gross written premiums (0.35% with respect to 2016 and 0.50% for 2015). In addition, the Council of Lloyd's has power to call on members to make an additional contribution to the Lloyd's New Central Fund of up to 3% of their underwriting capacity each year should it decide that such additional contributions are necessary. The Company currently estimates that its 2016 obligation to the Lloyd's New Central Fund will be approximately $1.1 million (2015- $1.0 million) and accrues for this obligation ratably throughout the year on a quarterly basis.
Lloyd's also imposes other charges on its members and the syndicates on which they participate, including an annual subscription charge (0.45% of gross written premiums with respect to 2016 and 0.50% for 2015) and an overseas business charge, levied as a percentage of gross international premiums (defined as business outside the U.K. and the Channel Islands), with the percentage depending on the type of business written. Lloyd's also has power to impose additional charges under Lloyd's Powers of Charging Byelaw. The Company currently estimates that its 2016 obligation to Lloyd's for such charges will be approximately $1.4 million (2015- $1.0 million) and accrues for this obligation ratably throughout the year on a quarterly basis.
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
Operating leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at December 31, 2016 are as follows:

Year ending December 31,	Amount
2017	$15,895
2018	19,945
2019	22,420
2020	21,060
2021	19,099
2022 and thereafter	103,443
$201,862
Total lease expense under operating leases for the year ended December 31, 2016 was $12.8 million (2015 - $16.5 million; 2014 - $14.7 million). Total sublease income included in total lease expense under operating leases for the year ended December 31, 2016 was $0.4 million (2015 - $1.3 million; 2014 - $1.3 million).
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
13.     Shareholders' equity
The Company’s share capital at December 31, 2016 and 2015 is comprised as follows:

	2016	2015
Preferred shares
Authorized – $1.00 par value each	9,200	9,209,200
Issued, outstanding and fully paid:
Series B preferred shares - $1.00 par value each; aggregate liquidation preference nil (2015 - $230,000)	—	9,200,000
Series C preferred shares – $1.00 par value each; aggregate liquidation preference $230,000 (2015 - $230,000)	9,200	9,200
	9,200	9,209,200
Common shares
Authorized - $1.00 par value each	120,000,000	120,000,000
Issued, outstanding and fully paid:
Ordinary common shares - $1.00 par value each	67,627,901	66,797,991
During 2016, the Company issued restricted shares under its equity compensation plans (Note 16, Stock-based employee compensation and other stock plans). The common shares issued, outstanding and fully paid for at December 31, 2016 includes 1,396,538 restricted shares.
On June 1, 2011, Endurance Holdings issued 9,200,000 shares of its 7.5% Non-Cumulative Preferred Shares, Series B (the "Series B Preferred Shares"). Endurance Holdings received net proceeds of $224.0 million from its offering of Series B Preferred Shares, after expenses and underwriting discounts. The proceeds from the Series B Preferred Shares were used to provide additional capital to Endurance Holdings' subsidiaries and for other general corporate purposes.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

13.     Shareholders' equity, cont'd.
On November 24, 2015, Endurance Holdings issued 9,200 shares of its 6.35% Non-Cumulative Preferred Shares, Series C (the "Series C Preferred Shares") (equivalent to 9,200,000 Depositary Shares), each of which represents a 1/1,000th interest in a Series C Preferred Share, $1.00 par value and $25,000.00 liquidation preference per share (equivalent to $25.00 per Depositary Share). The Series C Preferred Shares sold were registered under the Securities Act of 1933, as amended. The Series C Preferred Shares were issued at a price to the public of $25,000.00 per share (equivalent to $25.00 per Depositary Share). Endurance Holdings received net proceeds of $222.0 million from its offering of Series C Preferred Shares, after expenses and underwriting discounts. The proceeds of the offering of Series C Preferred Shares were used to redeem on December 24, 2015 all 8,000,000 of Endurance Holdings' outstanding 7.75% Non-Cumulative Preferred Shares, Series A and for general corporate purposes.
On June 1, 2016, Endurance Holdings redeemed all 9,200,000 of its Series B Preferred Shares. The Series B Preferred shares were redeemed at a redemption price of $25.00 per share together with an amount equal to any dividends that were declared but not paid prior to June 1, 2016.
The Series C Preferred shares are traded on the New York Stock Exchange. The Series C Preferred Shares have no stated maturity date and are redeemable in whole or in part at the option of Endurance Holdings any time after December 15, 2020 at a redemption price of $25,000.00 per Series C Preferred Share (equivalent to $25.00 per Depositary Share), plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Endurance Holdings may redeem all but not less than all of the Series C Preferred Shares before the redemption date at a redemption price of $26,000.00 per Series C Preferred Share (equivalent to $26.00 per Depositary Share), plus any declared and unpaid dividends to the date of redemption, if Endurance Holdings is required to submit a proposal to the holders of the Series C Preferred Shares concerning an amalgamation, consolidation, merger, similar corporate transaction, change in Bermuda law or other matter that requires the vote of the holders of the Series C Preferred Shares voting separately as a single class.
Dividends on the Series C Preferred Shares, when, as and if declared by the Board of Directors of Endurance Holdings or a duly authorized committee of the board, accrue and are payable on the liquidation preference amount from the original issue date, quarterly in arrears on each dividend payment date, at an annual rate of 6.35%. Dividends on the Series C Preferred Shares are not cumulative.
Upon any voluntary or involuntary liquidation, dissolution or winding-up of Endurance Holdings, holders of the Series C Preferred Shares and any parity shares are entitled to receive out of Endurance Holdings' assets available for distribution to shareholders, before any distribution is made to holders of Endurance Holdings' common equity securities, a liquidating distribution in the amount of $25,000.00 per Series C Preferred Share (equivalent to $25.00 per Depositary Share), plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Distributions will be made pro rata as to the Series C Preferred Shares and any parity shares and only to the extent of Endurance Holdings' assets, if any, that are available after satisfaction of all liabilities to creditors.
Holders of the Series C Preferred Shares have no voting rights, except with respect to certain dividend non-payments or as otherwise required by Bermuda law or Endurance Holdings' bye-laws. On February 25, 2016, the Company's Board of Directors authorized the repurchase of up to 5.0 million ordinary shares and share equivalents through February 28, 2018. This authorization superseded previous authorizations. No common shares were repurchased by the Company during 2016 or 2015. Common shares repurchased by the Company are not canceled and are classified as treasury shares. The Company's treasury shares are recorded at cost as a reduction in common shares and additional paid-in capital within shareholders' equity. There were 5.0 million shares authorized for repurchase remaining at December 31, 2016 (2015 - 5.0 million).

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

13.     Shareholders' equity, cont'd.
Accumulated other comprehensive loss
The following table presents the changes in accumulated other comprehensive (loss) income balances by component for the years ended December 31, 2016 and 2015:

	For the Year Ended December 31, 2016
	Losses on cash flow hedges	Unrealized (losses) gains on available for sale securities	Foreign currency translation adjustments	Total
Beginning balance	$(1,678)	$(12,638)	$(32,318)	$(46,634)
Other comprehensive (loss) income before reclassifications	—	54,287	(86,324)	(32,037)
Amounts reclassified from accumulated other comprehensive loss (1)	88	19,834	—	19,922
Net current period other comprehensive loss	88	74,121	(86,324)	(12,115)
Ending balance	$(1,590)	$61,483	$(118,642)	$(58,749)

(1)	All amounts are net of tax.

	For the Year Ended December 31, 2015
	Losses on cash flow hedges	Unrealized (losses) gains on available for sale securities	Foreign currency translation adjustments	Total
Beginning balance	$(1,766)	$86,100	$(7,628)	$76,706
Other comprehensive (loss) income before reclassifications	—	(65,941)	(24,690)	(90,631)
Amounts reclassified from accumulated other comprehensive loss(1)	88	(32,797)	—	(32,709)
Net current period other comprehensive loss	88	(98,738)	(24,690)	(123,340)
Ending balance	$(1,678)	$(12,638)	$(32,318)	$(46,634)

(1)	All amounts are net of tax.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

13.     Shareholders' equity, cont'd.
The following tables present the significant items reclassified out of accumulated other comprehensive loss during the years ended December 31, 2016 and 2015:

For the Year Ended December 31, 2016
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss	Affected line item in the Consolidated Statements of Income and Comprehensive Income
Losses on cash flow hedges - Debt	$88	Interest expense
	88	Total before income taxes
	—	Income tax expense
	$88	Total net of income taxes

Unrealized holding losses (gains) on available for sale securities	$7,984	Net realized and unrealized (losses) gains
	10,769	Net impairment losses recognized in earnings
	18,753	Total before income taxes
	1,081	Income tax expense
	$19,834	Total net of income taxes

For the Year Ended December 31, 2015
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss	Affected line item in the Consolidated Statements of Income and Comprehensive Income
Losses on cash flow hedges - Debt	$88	Interest expense
	88	Total before income taxes
	—	Income tax expense
	$88	Total net of income taxes

Unrealized holding losses (gains) on available for sale securities	$(37,245)	Net realized and unrealized (losses) gains
	3,715	Net impairment losses recognized in earnings
	(33,530)	Total before income taxes
	733	Income tax benefit
	$(32,797)	Total net of income taxes

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

14.     Earnings per share
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Numerator:
Net income available to common and participating common shareholders	$333,218	$311,345	$315,700
Less amount allocated to participating common shareholders (1)	(6,973)	(8,749)	(9,118)
Net income allocated to common shareholders	$326,245	$302,596	$306,582
Denominator:
Weighted average shares - basic	65,991,947	52,707,390	43,368,062
Share equivalents:
Options	65,351	118,392	47,111
Restricted shares and restricted share units	78,075	2,721	70
Weighted average shares - diluted	66,135,373	52,828,503	43,415,243

Basic earnings per common share	$4.94	$5.74	$7.07
Diluted earnings per common share	$4.93	$5.73	$7.06

(1)
Represents earnings and dividends attributable to holders of unvested restricted shares and restricted share units issued under the Company's stock compensation plans that are considered participating. In periods of loss, no losses are allocated to participating common shareholders (unvested restricted shares and restricted share units).

The following table sets forth dividends declared in the years ended December 31, 2016, 2015 and 2014, respectively:

	2016	2015	2014
Dividends declared per Series A preferred share	$—	$1.9375	$1.9375
Dividends declared per Series B preferred share	$0.8646	$1.8750	$1.8750
Dividends declared per Series C preferred share	$1,680.10	$—	$—
Dividends declared per common share	$1.52	$1.40	$1.36

On June 1, 2016, Endurance Holdings redeemed all 9,200,000 of its Series B Preferred Shares. The Series B Preferred shares were redeemed at a redemption price of $25.00 per share together with an amount equal to any dividends that were declared but not paid prior to June 1, 2016.
15.     Related party transactions
Fidelity
Fidelity Institutional Asset Management, a subsidiary of FMR, LLC ("Fidelity"), provides investment management services to the Company. Fidelity and its affiliates previously owned greater than 5% of Endurance Holdings' ordinary shares outstanding and was considered a related party. At December 31, 2016 Fidelity and its affiliates were no longer considered a related party as Fidelity's share ownership was less than 5%.
BlackRock
Since 2002, subsidiaries of BlackRock Inc. ("BlackRock") have provided the Company and certain of its subsidiaries with various investment management, investment accounting and risk analysis services. BlackRock owned approximately 4.9 million or 7.3% of Endurance Holdings' ordinary shares outstanding at December 31, 2016 and were therefore considered a related party. The Company incurred expenses totaling $4.6 million (2015: $3.6 million; 2014: $3.2 million) for the year ended December 31, 2016 in relation to investment services rendered by BlackRock, of which $2.8 million was accrued at December 31, 2016 (December 31, 2015: $1.6 million).

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
After the approval of the additional shares, a total of 5,763,104 ordinary shares were reserved for issuance. The Company issues new ordinary shares upon the issuance of share based equity incentives, such as restricted shares, or the exercise or settlement of outstanding derivative equity incentives, such as options or restricted share units. As of December 31, 2016, 2,071,035 (2015 - 2,463,798) ordinary shares remained available for issuance under the 2007 and prior Plans.
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
The 708,890 restricted shares awarded to Mr. Charman, as discussed above, vest annually, in five equal tranches commencing on May 28, 2013, subject to Mr. Charman’s continued employment, or in the event of certain terminations of employment and other events. Mr. Charman is party to a shareholders' agreement that restricts the sale of any vested restricted shares until 2018.
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
Summary of Stock-Based Employee Compensation Activity
A summary of option activity, including options held by employees, during the year ended December 31, 2016 is presented below:

	For the year ended December 31, 2016
Options Outstanding	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Beginning of year	320,000	$48.20
Granted	—	—
Exercised	(160,000)	48.20
Forfeited	—	—
Outstanding, end of year	160,000	$48.20	6.41	$7,072
Exercisable and vested options, end of year	—	$—	N/A	$—
No options were granted or expired during the years ended December 31, 2016, 2015, and 2014. During the years ended December 31, 2016, 2015 and 2014, 160,000, 160,000 and 160,000 options vested, respectively. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $3.2 million, $9.5 million, and $0.3 million, respectively. The Company received proceeds of $7.7 million from the exercise of options during the year ended December 31, 2016. The Company issued new ordinary shares in connection with the exercise of the above options.
For the years ended December 31, 2016, 2015 and 2014, compensation costs recognized in earnings for all options totaled $0.8 million, $1.6 million and $3.1 million, respectively. There were unrecognized stock-based compensation expenses of $0.2 million related to unvested stock options at December 31, 2016 (2015 - $1.0 million). This expense is expected to be recognized in 2017.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

16.     Stock-based employee compensation and other stock plans, cont'd.
A summary of the restricted share and restricted share unit activity during the year ended December 31, 2016, is presented below:

	Number of Shares/Units	Aggregate Intrinsic Value
Unvested, beginning of year	1,663,582
Granted	638,217
Settled	(769,445)
Forfeited	(65,638)
Unvested, end of year	1,466,716
Outstanding, end of year	1,466,716	$135,525
During the years ended December 31, 2016, 2015 and 2014, the Company granted an aggregate of 638,217, 1,388,179 and 505,997 restricted shares and restricted share units under the 2007 Plan. As mentioned above, during the year ended December 31, 2015, the Company also assumed 841,926, the converted outstanding Montpelier restricted share units, adjusted to represent the right to receive 0.472 of the Company's ordinary shares for each outstanding Montpelier restricted share unit rounded down to the next whole number of ordinary shares. The restricted shares and restricted share units granted had weighted average grant date fair values of $38.5 million, $91.2 million and $26.7 million in the years ended December 31, 2016, 2015 and 2014, respectively. During the years ended December 31, 2016, 2015 and 2014, the aggregate fair value of restricted shares and restricted share units that vested was $44.3 million, $60.0 million and $18.7 million, respectively.
For the years ended December 31, 2016, 2015 and 2014, compensation costs recognized in earnings for all restricted shares and restricted share units were $35.7 million, $53.9 million, and $27.9 million, respectively. At December 31, 2016, compensation costs not yet recognized related to non-vested awards was $26.2 million (2015 - $26.7 million). This expense is expected to be recognized between 2017 and 2020, with approximately 65.3% expected to be recognized during 2017.
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
On signing of the Merger Agreement with Sompo, the 2015 ESPP was suspended as of January 1, 2017 and will be terminated if and when the Merger closes.
Total expenses related to this plan for the year ended December 31, 2016 was approximately $425,000 (2015 - $298,000; 2014 - $234,000).

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

17.     Pension plan
The Company provides pension benefits to eligible employees through various defined contribution plans sponsored by the Company. Under the Company's defined contribution plans, the Company makes contributions to its employees' accounts in amounts ranging from 4% to 12% of its employees’ eligible earnings. In addition, under certain defined contribution plans, employee contributions may be supplemented by matching contributions made by the Company based on the level of employee contribution. Lastly, the Company may provide additional contributions, depending on its annual financial performance. The employee and Company contributions in the defined contribution plans are invested at the election of each employee in one or more of several investment portfolios offered by third party investment advisors. Company contributions for the year ended December 31, 2016 resulted in an expense of $15.8 million being recorded in earnings (2015 - $13.8 million; 2014 - $12.6 million).
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
The combined statutory capital and combined statutory net income (loss) for the Company's principal operating subsidiaries, excluding Syndicate 5151, in their respective jurisdictions were as follows:

Statutory capital	Bermuda		United States		U.K. (1)		Singapore
	2016	2015	2016	2015	2016	2015	2016	2015
Required statutory capital	$1,614,465	$1,276,453	$350,947	$281,905	$184,799	$84,086	$3,461	$3,524
Actual statutory capital	4,525,290	4,307,249	810,704	768,791	451,257	538,265	59,025	49,842

Statutory net income (loss)	Bermuda	United States	U.K.	Singapore
Year ended December 31, 2016	$486,254	$64,688	$79,912	$10,460
Year ended December 31, 2015	417,298	70,398	969	17,542
Year ended December 31, 2014	453,127	28,450	4,135	4,111
(1)U.K. includes the statutory capital of Endurance U.K.
Bermuda
As a Bermuda holding company, Endurance Holdings is subject to the Bermuda Companies Act 1981, which limits the Company's ability to pay dividends and make distributions to its shareholders. The Company's retained earnings are unrestricted; however, the Company is not permitted to declare or pay a dividend, or make a distribution out of contributed surplus, if it is, or would after the payment be, unable to pay its liabilities as they come due, or if the realizable value of its assets would be less than its liabilities. Endurance Holdings had, as of December 31, 2016, $2.9 billion in retained earnings and an additional $2.0 billion in contributed surplus available to declare or pay a dividend, or make a distribution out of contributed surplus, so long as Endurance Holdings remained in compliance with the Bermuda Companies Act 1981 following such dividend or distribution. Endurance Holdings relies on dividends from Endurance Bermuda to provide cash flow required for debt service and dividends to shareholders.

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
Endurance Bermuda's ability to pay dividends and make capital distributions is subject to certain regulatory restrictions based on the Enhanced Capital Requirement, limits on the amount of Endurance Bermuda's premiums written and net reserves for losses and loss expenses and a minimum general capital and surplus requirement of $100.0 million. At December 31, 2016, Endurance Bermuda can pay dividends of $1,109.3 million (2015 - $1,034.4 million) to Endurance Holdings without prior approval under Bermuda law.
Blue Water Re and Blue Water Re II
Blue Water Re and Blue Water Re II are registered with the BMA as Special Purpose Insurers and are not subject to the BMA's Bermuda Solvency Capital Requirement ("BSCR"); however, the Bermuda Insurance Act limits the maximum amount of annual dividends and distributions that may be paid by Blue Water Re and Blue Water Re II. There is no minimum solvency margin or liquidity ratio that must be maintained by Blue Water Re or Blue Water Re II so long as the value of their assets exceed the value of their liabilities. At December 31, 2016, Blue Water Re's assets exceeded the value of its liabilities by $263.1 million (2015 - $269.6 million), and Blue Water Re II's assets exceeded the value of its liabilities by $11.3 million (2015 - $212.5 million). Blue Water Re and Blue Water Re II did not declare or pay any dividends to their parent, BCML, during 2016.
Blue Capital Re
Blue Capital Re is registered with the BMA as a Class 3A insurer. The Bermuda Insurance Act requires Blue Capital Re to maintain minimum levels of statutory capital and surplus to maintain minimum liquidity ratios and to meet minimum solvency margins. At December 31, 2016, Blue Capital Re exceeded these minimum requirements. At December 31, 2016, Blue Capital Re can pay dividends of $45.9 million (2015- $50.6 million) to it's parent without prior approval under Bermuda law.
BCML
BCML is licensed and supervised by the BMA to carry on investment business and as an insurance agent/manager. BCML is not subject to any material minimum solvency requirements.
United States
Endurance Assurance, Endurance American, Endurance American Specialty and Endurance Risk Solutions are subject to regulation by the Delaware Department of Insurance. American Agri-Business is subject to regulation by the Texas Department of Insurance. Endurance Holdings' Delaware and Texas domiciled entities must maintain a minimum level of statutory capital as established by such jurisdictions. The amount of required capital is determined through the use of the Risk Based Capital model established by the National Association of Insurance Commissioners and adopted by Delaware and Texas. The required capital noted in the table above has been based on the Risk Based Capital model and represents the authorized control level risk based capital for these entities.
Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders' surplus or statutory net income, excluding realized capital gains for Endurance Holdings' Delaware domiciled entities. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2016, Endurance Assurance, Endurance American, Endurance Risk Solutions and Endurance American Specialty did not have earned surplus and thus were precluded from declaring or distributing dividends during 2016 without the prior approval of the applicable insurance regulator. If the parent company is also an insurer, as is the case with Endurance American, Endurance American Specialty and Endurance Risk Solutions, the parent company or companies must also meet their own dividend eligibility requirements in order to pass along any dividends received from subsidiary insurance companies. At December 31, 2016, American Agri-Business (with notice to the Texas Department of Insurance) could pay dividends of $3.3 million (2015 - $3.5 million) without prior regulatory approval.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

18.     Statutory requirements and dividend restrictions, cont'd.
U.K.
Endurance U.K.
The required and actual statutory capital amounts in the "U.K." category in the table above include amounts related to Endurance U.K. Under the jurisdiction of the United Kingdom's Prudential Regulation Authority ("PRA"), Endurance U.K. must maintain a margin of solvency at all times under the Solvency II Directive from the European Insurance and Occupational Pensions Authority which was effective January 1, 2016. The regulations stipulate that insurers are required to calculate their minimum capital requirement and solvency capital requirement ("SCR"). Insurers can either apply for approval of an internal model to calculate the SCR or adopt the standard formula. Endurance U.K. has utilized the standard formula for the SCR as of December 31, 2016. As of December 31, 2015, the SCR was based upon Solvency I to calculate the capital requirement under Individual Capital Guidance, the risk based capital assessment, superseded by Solvency II. At December 31, 2016 and 2015, the actual capital for Endurance U.K. exceeded all of the capital requirements promulgated by the PRA.
The PRA regulatory requirements impose no explicit restrictions on Endurance U.K.'s ability to pay a dividend, but Endurance U.K. would have to notify the PRA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distribution. At December 31, 2016 Endurance U.K did not have retained profits available for distribution.
Endurance at Lloyd's
The Company participates in the Lloyd's market through Syndicate 5151, which is managed by Endurance at Lloyd's and is capitalized through ECCL. As a corporate member of Lloyd's, ECCL is subject to the oversight of the Council of Lloyd's.
ECCL is required to deposit cash, securities or letters of credit (or a combination of these assets) with Lloyd's in order to satisfy its FAL requirements, which are met through the Lloyd's Capital Trust. At December 31, 2016, ECCL had total FAL of $323.6 million (2015- $276.8 million) which was provided by Endurance Bermuda.
Singapore
Endurance Bermuda's Singapore branch ("Singapore Branch") is subject to Fund Solvency and Capital Adequacy requirements by the Monetary Authority of Singapore as a foreign company in Singapore and is regulated by the Monetary Authority of Singapore pursuant to the Insurance Act in Singapore. At December 31, 2016 and 2015, the Singapore Branch complied with the capital requirements promulgated by the Monetary Authority of Singapore.
Switzerland
In 2008, Endurance Bermuda established a branch in Zurich, Switzerland named Endurance Specialty Insurance Ltd. Pembroke (Bermuda) Zurich Branch. In 2015, Endurance U.K. established a branch in Zurich named Endurance Worldwide Insurance Limited, London, Zurich Branch. Swiss law does not impose additional regulation upon a Swiss branch of a foreign reinsurer.
19.     Taxes
The Company has operating subsidiaries and branch operations in the United States, United Kingdom, Switzerland and Singapore, which are subject to the relevant taxes in those jurisdictions. During 2014, the United States Internal Revenue Service ("IRS") completed its audit of the income tax returns of of the Company's U.S. subsidiaries for 2009, 2010 and 2011. The audit results were immaterial to the operations of the Company. During 2015, the IRS commenced an examination of the 2012 income tax return of Endurance Bermuda. Although the timing and ultimate resolution of the IRS examinations is uncertain, the Company does not expect the resolution of the examinations to result in a material change to the Company's financial position, results of operations or cash flows. In January 2017, the Switzerland tax authority issued a tax assessment for the Swiss branch of Endurance Bermuda for years 2013 and 2014. The Company disagrees with the assessment and is appealing the assessment. Although the timing and ultimate resolution of the Swiss assessment is uncertain, the Company does not expect the resolution of the examinations to result in a material change to the Company's financial position, results of operations or cash flows. As of December 31, 2016, none of the Company's other operating subsidiaries or branch operations were under examination in any of the jurisdictions in which they operate. The Company remains subject to examination for tax years 2008 through 2016.

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
The income tax benefit (expense) was as follows for the years ended December 31, 2016, 2015 and 2014, respectively:

	2016	2015	2014
Current income tax expense	$(10,993)	$(6,262)	$(1,804)
Deferred income tax benefit	11,174	1,900	1,414
Income tax benefit (expense)	$181	$(4,362)	$(390)
Of the 2016 current income tax expense, $1.8 million related to taxes incurred in the United States (2015 - $4.2 million; 2014 - $1.8 million), $4.2 million related to taxes incurred in the United Kingdom (2015 - $2.2 million; 2014 - nil) and $5.0 million related to taxes incurred in Switzerland (2015 - $0.1 million tax benefit; 2014 - nil). Of the deferred income tax benefit, $5.2 million related to deferred income tax benefit in the United States (2015 - $0.7 million; 2014 - $1.4 million), $1.7 million related to deferred income tax benefit in the United Kingdom (2015 - $0.2 million; 2014 - nil) and $4.2 million related to deferred income tax benefit in Bermuda including its branches (2015 - $1.0 million; 2014 - nil). The deferred income tax benefit in Bermuda related to amortization of intangible assets from the acquisition of Montpelier which the Company elected not to push down to Endurance at Lloyd's under current accounting guidance.
In 2016 a full valuation allowance has been recorded against the net deferred asset position of Endurance Bermuda's branches in Singapore and Switzerland. In 2015 a full valuation allowance had been recorded against the net asset position of Endurance Bermuda's branches in Singapore and Switzerland and a United Kingdom subsidiary.
The actual income tax benefit (expense) attributable to income for the years ended December 31, 2016, 2015 and 2014 differed from the amount computed by applying the combined effective rate of 0% under Bermuda law to income before income taxes, as a result of the following:

	2016	2015	2014
Computed expected tax expense	$—	$—	$—
Tax expense effect on foreign taxes	(26,149)	(8,071)	(1,661)
Change in valuation allowance	26,330	3,709	1,271
Income tax benefit (expense)	$181	$(4,362)	$(390)

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

19.     Taxes, cont'd.
Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following as of December 31, 2016 and 2015:

	2016	2015
Deferred income tax assets:
Unearned premiums	$28,523	$25,172
Loss reserves	26,594	27,370
Net operating loss carryforward	66,315	92,844
Deferred compensation	26,451	25,268
Deferred interest	48,359	46,568
Unrealized investment losses	1,803	1,568
Realized investment losses	4,010	4,972
Other	3,830	11,077
Total deferred income tax assets	205,885	234,839
Deferred income tax liabilities:
Deferred acquisition costs	(1,325)	(8,179)
Unrealized foreign exchange gains	—	(4,087)
Temporary differences related to acquisition	(29,033)	(35,461)
Start up costs	(1,989)	(1,565)
Other	(10,002)	(7,561)
Total deferred income tax liabilities	(42,349)	(56,853)
Valuation allowance	(104,808)	(131,138)
Net deferred income tax asset	$58,728	$46,848
Net income tax payments for the years ended December 31, 2016, 2015 and 2014 totaled $7.8 million, $2.4 million, and $0.9 million respectively. Net operating loss carryforwards gross of tax in the amount of $119.8 million, $45.9 million, $61.1 million and $44.5 million are available for application against future taxable income in the United States, United Kingdom, and Endurance Bermuda's branches in Singapore and Switzerland, respectively. These net operating loss carry forwards have no expiration date in the United Kingdom and Singapore. In Switzerland and the United States, the net operating loss carry forwards expire through 2016 and 2028, respectively.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. At December 31, 2016, management has established a valuation allowance of $104.8 million (2015 - $131.1 million) against net deferred tax assets in the Company's United States subsidiaries and Endurance Bermuda's Singapore and Switzerland branches.
The Company's income before income taxes was distributed as follows for the years ended December 31, 2016, 2015 and 2014, respectively:

	2016	2015	2014
U.S. (domestic)	$40,872	$95,649	$60,112
Non-U.S. (foreign) (1)	340,094	263,824	288,728
Income before income taxes	$380,966	$359,473	$348,840

(1)	The Company's non-U.S. (foreign) operating subsidiaries write business that is exposed to risks originating in the United States.
In 2015 Management concluded that valuation allowances were required against the net operating loss and net capital loss carryforwards assumed as part of the Montpelier acquisition. The valuation allowances had been established as Internal Revenue Code Section 382 limits the application of net operating loss and net capital loss carryforwards following an ownership change. Accordingly, a tax effected valuation allowance of $11.6 million and $0.7 million, respectively, was required as of August 1, 2015. The Montpelier capital loss carryforwards have fully expired. The operating loss carryforwards available per year are $0.2 million as required by Internal Revenue Code Section 382.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

19.     Taxes, cont'd.
As of December 31, 2016 and 2015, the Company had no material uncertain tax positions.
20.     Condensed unaudited quarterly financial data
The following is a summary of the unaudited quarterly data for the year ended December 31, 2016:

	Quarter Ended March 31, 2016	Quarter Ended June 30, 2016	Quarter Ended September 30, 2016	Quarter Ended December 31, 2016
Net premiums earned	$553,191	$599,608	$610,156	$600,705
Net investment income	11,181	43,977	62,236	59,196
Net realized and unrealized gains (losses)	13,787	6,347	13,405	(45,958)
Net impairment losses recognized in earnings	(623)	(9,841)	(183)	(122)
Subtotal	$577,536	$640,091	$685,614	$613,821
Net losses and loss expenses	$243,328	$376,112	$331,462	$370,150
Acquisition, general and administrative, and corporate expenses	$187,838	$178,870	$201,081	$192,546
Net foreign exchange gains	$(11,729)	$(32,751)	$(18,576)	$(11,628)
Net income	$124,644	$87,628	$139,400	$29,475
Net income attributable to non-controlling interests	(9,063)	(3,714)	(5,679)	(5,674)
Net income available to Endurance Holdings	$115,581	$83,914	$133,721	$23,801
Preferred dividends	(9,203)	(7,293)	(3,651)	(3,652)
Net income available to Endurance Holdings' common and participating common shareholders	$106,378	$76,621	$130,070	$20,149
Basic earnings per share	$1.58	$1.14	$1.93	$0.30
Diluted earnings per share	$1.58	$1.14	$1.92	$0.30
The following is a summary of the unaudited quarterly data for the year ended December 31, 2015:

	Quarter Ended March 31, 2015	Quarter Ended June 30, 2015	Quarter Ended September 30, 2015	Quarter Ended December 31, 2015
Net premiums earned	$389,859	$458,135	$557,003	$573,456
Net investment income	41,861	32,252	16,533	23,180
Net realized and unrealized gains (losses)	18,189	9,680	5,029	(20,238)
Net impairment losses recognized in earnings	(649)	(424)	(38)	(2,604)
Subtotal	$449,260	$499,643	$578,527	$573,794
Net losses and loss expenses	$171,936	$239,122	$263,993	$242,057
Acquisition, general and administrative, and corporate expenses	$149,251	$152,570	$225,558	$194,726
Net foreign exchange losses (gains)	$7,552	$12,981	$8,621	$(2,190)
Net income	$108,479	$84,206	$54,530	$107,896
Net income attributable to non-controlling interests	—	—	(2,707)	(8,309)
Net income available to Endurance Holdings	$108,479	$84,206	$51,823	$99,587
Preferred dividends	(8,188)	(8,188)	(8,188)	(8,186)
Net income available to Endurance Holdings' common and participating common shareholders	$100,291	$76,018	$43,635	$91,401
Basic earnings per share	$2.24	$1.69	$0.73	$1.36
Diluted earnings per share	$2.23	$1.68	$0.73	$1.36

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
Management assessed the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2016, the Company maintained effective internal control over financial reporting.
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
Item 9B. Other Information
Information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2016 was so reported.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information called for by Item 10 is incorporated herein by reference to the sections captioned "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of our Proxy Statement for our 2017 Annual General Meeting of Shareholders. Biographies of the current executive officers of the Company are set forth below.
John R. Charman, 64, joined the Company in May 2013 as Chairman of the Board and Chief Executive Officer. Mr. Charman has four decades of global experience in the insurance industry and has been in a senior underwriting position since 1975 and a CEO role since 1981. Most recently, Mr. Charman founded AXIS Capital Holdings Limited in 2001 and served for 11 years as its Chief Executive Officer and President. From 2000 to 2001, Mr. Charman served as Deputy Chairman of ACE INA Holdings and President of ACE International. Mr. Charman also served as Chief Executive Officer at ACE Global Markets from 1998 to 2001. Prior to that, Mr. Charman was the Chief Executive Officer of Tarquin plc, the parent company of the Charman Underwriting Agencies at Lloyd's, which was sold to Ace Limited in 1998. Mr. Charman was the Deputy Chairman of the Council of Lloyd's and a member of the Lloyd's Core Management Group and Lloyd's Market Board between 1995 and 1997, which was during the financial crisis at Lloyd's. Mr. Charman held the position of Second Deputy Chairman of the Association of Bermuda Insurers and Reinsurers from January 2011 to June 2012. Mr. Charman is currently a member of the Board of the Masterworks Museum of Bermuda Art.
John V. Del Col, 55, has been the Company's General Counsel and Secretary since January 2003 and Executive Vice President, Acquisitions since February 2007. From October 1999 until January 2003, Mr. Del Col served as Executive Vice

President, General Counsel, and Secretary of Trenwick Group Ltd. and its predecessor company, Trenwick Group Inc., a property and casualty reinsurer. Mr. Del Col was Vice President, General Counsel, and Secretary of Chartwell Re Corporation, a property and casualty reinsurer, from January 1998 until its merger with and into Trenwick Group Inc. in October 1999. From July 1994 until December 1997, Mr. Del Col was the Deputy General Counsel and Assistant Secretary at MeesPierson Holdings Inc., a Dutch merchant bank. From November 1991 until July 1994, Mr. Del Col was an associate in the law firm of LeBoeuf, Lamb, Greene & MacRae, L.L.P. Prior thereto, Mr. Del Col was an associate in the law firm of Sullivan & Cromwell.
Christopher Gallagher, 43, was named Chief Risk Officer and Group Actuary, effective September 2015. Mr. Gallagher is responsible for the Company's Enterprise Risk Management and Actuarial Functions. Prior to joining the Company, Mr. Gallagher was the Chief Risk Officer of the Insurance segment at Axis Capital Holdings from 2007 to 2015. Prior thereto, he served from 2001 to 2007 as a Senior Manager in Ernst & Young LLP's insurance and actuarial advisory practice in London. Mr. Gallagher holds a Bachelor of Science (Honours) degree in Mathematics and Statistics from the University of Glasgow and is a Fellow of the Institute and Faculty of Actuaries in the UK.
Brian W. Goshen, 55, was named Chief Human Resources Officer in February 2014. In May of 2014, he was named Chief Administrative Officer assuming responsibility for Information Technology, Marketing and Communications, Real Estate and Facilities and Global Corporate Claims in addition to his Human Resources duties. Prior to joining the Company, Mr. Goshen held a number of senior human resources positions, most recently at AXIS Capital Holdings Limited. Mr. Goshen joined AXIS in January 2006 as Chief Human Resources Officer and was promoted to Chief Administrative Officer in 2010. Before joining AXIS, he served as a Vice President of Human Resources at Fifth Third Bank. Prior to that, he was with Marsh, a wholly owned subsidiary of Marsh & McLennan Companies, for eight years where, as a Managing Director, he served as regional head of Human Resources for their North America and Asia-Pacific operations. Mr. Goshen's career also includes Human Resources positions with the Hong Kong and Shanghai Banking Corporation (HSBC), Goldman Sachs and the U.S. Army. Mr. Goshen holds a B.S. in Management and Organization from Central Washington University.
John A. Kuhn, 52, was named Chief Executive Officer, Global Insurance, of the Company, effective November 2012. Mr. Kuhn joined the Company from AXIS Capital where his most recent role was Chief Underwriting Officer, AXIS Insurance, responsible for the worldwide insurance operations and, prior to that, Chief Executive Officer, North American Division, AXIS Insurance. He joined AXIS Capital in 2003 when the company acquired Kemper Insurance's Financial Insurance Solutions business which Mr. Kuhn had built as President of that business unit. Mr. Kuhn started his insurance career at Chubb Group of Insurance Companies, where he assumed increasing responsibility, culminating in the role of Chief Underwriting Officer for Chubb/Executive Protection. Mr. Kuhn holds a B.A. degree from Wesleyan University.
Michael J. McGuire, 44, has been Chief Financial Officer since January 2006. Mr. McGuire joined the Company in 2003 to lead its external reporting, treasury and Sarbanes-Oxley compliance initiatives. Mr. McGuire came to the Company from Deloitte & Touche LLP where he spent over nine years working in a variety of audit and advisory roles in the United States, Bermuda and Europe. In his last role at Deloitte & Touche, Mr. McGuire served as a senior manager in their merger and acquisition advisory practice, providing transaction accounting, structuring and due diligence services to private equity and strategic investors. Since August 2015, Mr. McGuire has served as a director of Blue Capital Reinsurance Holdings Ltd. (“BCRH”), a New York Stock Exchange listed, Bermuda-based exempted limited liability holding company in which Endurance Holdings and Endurance Bermuda together hold a 33.3% interest. BCRH provides fully-collateralized property catastrophe reinsurance and invests in various insurance-linked securities through its wholly-owned Bermuda-based subsidiaries, with its underwriting decisions and operations managed by Bermuda-based affiliates utilizing the Company's reinsurance underwriting expertise and infrastructure to conduct its business. Mr. McGuire is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.
Stephen H.R. Young, 45, was named Chief Executive Officer, Global Reinsurance, effective January 2016. Prior to being appointed to this role, Mr. Young was Executive Vice President, Chief Underwriting Officer, Head of Global Catastrophe Reinsurance of the Company since September 2011. Mr. Young joined the Company's Bermuda-based reinsurance team in 2002 as an underwriter, assumed responsibility for the Company's U.S. catastrophe reinsurance business in 2005 and later served as Senior Vice President responsible for Property Catastrophe underwriting in the Americas. Prior to his tenure at the Company, Mr. Young held various underwriting positions in the industry. A native of Bermuda, he graduated from Babson College with a Bachelor of Science degree in Finance.
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

Item 11. Executive Compensation
The information called for by Item 11 is incorporated herein by reference to the sections captioned "Compensation Discussion and Analysis," "Compensation Committee Report" and "Executive Compensation" of our Proxy Statement for our 2017 Annual General Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information called for by Item 12 is incorporated herein by reference to the sections captioned “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” of our Proxy Statement for our 2017 Annual General Meeting of Shareholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 is incorporated herein by reference to the sections captioned "Transactions with Related Persons, Promoters and Certain Control Persons" and "Board of Directors" of our Proxy Statement for our 2017 Annual General Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services
The information called for by Item 14 is incorporated herein by reference to the section captioned "Audit Fees" of our Proxy Statement for our 2017 Annual General Meeting of Shareholders.

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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 1, 2017	ENDURANCE SPECIALTY HOLDINGS LTD.

/s/ John R. Charman
Name: John R. Charman
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as on the dates indicated.

Signature	Title	Date

/s/ John R. Charman	Chief Executive Officer and Director	March 1, 2017
John R. Charman	(Principal Executive Officer)

/s/ Michael J. McGuire	Chief Financial Officer	March 1, 2017
Michael J. McGuire	(Principal Financial Officer)

/s/ Carrie L. Rosorea	Chief Accounting Officer	March 1, 2017
Carrie L. Rosorea	(Principal Accounting Officer)

/s/ John T. Baily	Director	March 1, 2017
John T. Baily

/s/ Norman Barham	Director	March 1, 2017
Norman Barham

/s/ Galen R. Barnes	Director	March 1, 2017
Galen R. Barnes

/s/ William H. Bolinder	Director	March 1, 2017
William H. Bolinder

/s/ Philip M. Butterfield	Director	March 1, 2017
Philip M. Butterfield

/s/ Steven W. Carlsen	Director	March 1, 2017
Steven W. Carlsen

/s/ Morgan W. Davis	Director	March 1, 2017
Morgan W. Davis

/s/ Susan S. Fleming	Director	March 1, 2017
Susan S. Fleming

/s/ Nicholas C. Marsh	Director	March 1, 2017
Nicholas C. Marsh

/s/ Scott D. Moore	Director	March 1, 2017
Scott D. Moore

/s/ William J. Raver	Director	March 1, 2017
William J. Raver

/s/ Robert A. Spass	Director	March 1, 2017
Robert A. Spass

/s/ Ian Winchester	Director	March 1, 2017
Ian Winchester

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

SCHEDULE I

ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
AT DECEMBER 31, 2016
(In thousands of United States dollars)

	Cost(1)	Market Value	Amount at Which Shown on the Balance Sheet
Type of Investment:
Fixed Maturity Investments
U.S. government and government agencies and authorities	$1,003,969	$1,001,882	$1,001,882
States, municipalities and political subdivisions	17,115	18,357	18,357
Foreign governments	180,583	178,919	178,919
Corporate bonds	2,120,463	2,151,610	2,151,610
Mortgage-backed securities
Agency mortgage-backed securities	1,461,354	1,472,343	1,472,343
Non-agency mortgage-backed securities	603,293	607,791	607,791
Collateralized loan and debt obligations	369,126	371,256	371,256
Asset-backed securities	509,595	510,663	510,663
Total fixed maturity investments	$6,265,498	$6,312,821	$6,312,821
Short-term investments	408,811	408,704	408,704
Equity securities	477,778	501,141	501,141
Other investments	470,299	588,308	588,308
Total Investments	$7,622,386	$7,810,974	$7,810,974

(1)	Investments in fixed maturity investments and short-term investments are shown at amortized cost.

SCHEDULE II
ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED FINANCIAL STATEMENT INFORMATION OF THE REGISTRANT
BALANCE SHEETS-PARENT ONLY
DECEMBER 31, 2016 AND 2015
(In thousands of United States dollars except share amounts)

	2016	2015
ASSETS
Investment in subsidiary	$5,296,821	$5,683,801
Cash and cash equivalents	3,375	3,206
Amounts due from subsidiaries	513,621	105,497
Goodwill and intangible assets	45,710	51,938
Other assets	12,833	14,435
Total assets	$5,872,360	$5,858,877
LIABILITIES
Debt	$708,378	$707,591
Other liabilities	21,849	27,214
Total liabilities	730,227	734,805
SHAREHOLDERS' EQUITY
Preferred shares
Series B and C, non-cumulative - 9,200 issued and outstanding (2015 - 9,209,200)	9	9,209
Common shares
Common shares, ordinary - 67,627,901 issued and outstanding (2015 - 66,797,991)	67,628	66,798
Additional paid-in capital	1,961,917	2,145,836
Accumulated other comprehensive loss	(58,749)	(46,634)
Retained earnings	2,911,634	2,681,053
Total shareholders' equity available to Endurance Holdings	4,882,439	4,856,262
Non-controlling interests	259,694	267,810
Total shareholders' equity	5,142,133	5,124,072
Total liabilities and shareholders' equity	$5,872,360	$5,858,877
See accompanying notes to the consolidated financial statements.

SCHEDULE II
ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED FINANCIAL STATEMENT INFORMATION OF THE REGISTRANT, Cont’d.
STATEMENTS OF INCOME-PARENT ONLY
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014
(In thousands of United States dollars)

	2016	2015	2014
Revenues
Net investment income	$5	$9	$248
Net realized and unrealized gains	206	332	1,957
Other income	10,200	10,200	10,200
Total revenues	10,411	10,541	12,405
Expenses
General and administrative expenses	41,879	93,237	61,325
Amortization of intangibles	6,228	1,558	—
Net foreign exchange (gains) losses	(20)	5	(1)
Interest expense	43,833	41,188	40,968
Total expenses	91,920	135,988	102,292
Loss before income taxes and equity in net income of subsidiaries	(81,509)	(125,447)	(89,887)
Equity in net income of subsidiaries	462,656	480,558	438,337
Net income	381,147	355,111	348,450
Net income attributable to non-controlling interests	(24,130)	(11,016)	—
Net income available to Endurance Holdings	357,017	344,095	348,450
Preferred dividends	(23,799)	(32,750)	(32,750)
Net income available to Endurance Holdings' common and participating common shareholders	$333,218	$311,345	$315,700
See accompanying notes to the consolidated financial statements

SCHEDULE II
ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED FINANCIAL STATEMENT INFORMATION OF THE REGISTRANT, Cont’d.
STATEMENTS OF CASH FLOWS-PARENT ONLY
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014
(In thousands of United States dollars)

	2016	2015	2014
Cash flows used in operating activities:
Net income	$381,147	$355,111	$348,450
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,380	3,738	6,785
Net realized and unrealized gains	(206)	(332)	(1,957)
Stock-based compensation expense	9,339	28,604	15,093
Equity in net earnings of subsidiary	(462,656)	(480,558)	(438,337)
Other assets	327	(893)	(177)
Other liabilities	(3,524)	(17,377)	1,626
Net cash flows used in operating activities	(67,193)	(111,707)	(68,517)
Cash flows provided by investing activities:
Proceeds from sales and maturities of available for sale investments	—	—	26,094
Purchases of available for sale investments	—	—	(24,137)
Contributions of capital made to subsidiaries	(4,655)	—	—
Dividends received from subsidiary	809,840	341,524	145,203
Net amounts paid to subsidiaries	(379,632)	35,383	14,819
Purchases of fixed assets	—	(11,626)	—
Proceeds from disposals of fixed assets	—	6,606	19
Net cash received for subsidiary acquisition	—	19,875	—
Net cash flows provided by investing activities	425,553	391,762	161,998
Cash flows used in financing activities:
Issuance of common shares	10,076	24,823	2,305
Issuance of Series C, non-cumulative preferred shares	—	222,963	—
Redemption of Series A and B, non-cumulative preferred shares	(230,000)	(200,000)	—
Offering and registration costs paid	(319)	(617)	—
Bridge facility costs paid	—	—	(4,750)
Settlement of restricted shares	(11,732)	(14,535)	(4,039)
Repayments of debt	—	(198,500)	—
Dividends paid on preferred shares	(23,799)	(32,750)	(32,750)
Dividends paid on common shares	(102,417)	(78,473)	(60,524)
Net cash flows used in financing activities	(358,191)	(277,089)	(99,758)
Net increase (decrease) in cash and cash equivalents	169	2,966	(6,277)
Cash and cash equivalents, beginning of year	3,206	240	6,517
Cash and cash equivalents, end of year	$3,375	$3,206	$240
See accompanying notes to the consolidated financial statements

SCHEDULE III
ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014
(In thousands of United States dollars)
Year Ended December 31, 2016

	Insurance	Reinsurance	Total
Deferred Acquisition Costs	$72,502	$204,137	$276,639
Reserve for Losses and Loss Expenses	2,798,989	2,106,149	4,905,138
Unearned Premiums	1,124,359	870,317	1,994,676
Net Premiums Earned	1,009,375	1,354,285	2,363,660
Net Investment Income (1)	—	—	176,590
Net Losses and Loss Expenses	684,178	636,874	1,321,052
Amortization of Deferred Acquisition Costs	149,763	310,720	460,483
Other Operating Expenses (2)	140,742	107,404	248,146
Net Premiums Written	1,056,254	1,313,681	2,369,935

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

(2)
General and administrative expenses incurred by segments are allocated directly. Remaining general and administrative expenses not incurred by the segments are classified as corporate expenses and are not allocated to the individual business segments.

Year Ended December 31, 2015

	Insurance	Reinsurance	Total
Deferred Acquisition Costs	$58,216	$197,285	$255,501
Reserve for Losses and Loss Expenses	2,493,894	2,016,521	4,510,415
Unearned Premiums	902,152	886,996	1,789,148
Net Premiums Earned	824,552	1,153,901	1,978,453
Net Investment Income (1)	—	—	113,826
Net Losses and Loss Expenses	500,867	416,241	917,108
Amortization of Deferred Acquisition Costs	80,252	267,633	347,885
Other Operating Expenses (2)	140,012	119,779	259,791
Net Premiums Written	880,373	1,070,097	1,950,470

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

(2)
General and administrative expenses incurred by segments are allocated directly. Remaining general and administrative expenses not incurred by the segments are classified as corporate expenses and are not allocated to the individual business segments.

SCHEDULE III
ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION, Cont’d
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014
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

SCHEDULE IV
ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(In thousands of United States dollars)

Premiums Written	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2016
Property and liability insurance	$2,570,494	$1,832,235	$1,631,676	$2,369,935	69%
Year ended December 31, 2015
Property and liability insurance	$2,085,901	$1,370,391	$1,234,960	$1,950,470	63%
Year ended December 31, 2014
Property and liability insurance	$1,716,128	$959,870	$1,177,948	$1,934,206	61%

SCHEDULE V
ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(In thousands of United States dollars)

	Balance at Beginning of Year	Charged to costs and expenses	Charged to other accounts	Deductions (1)	Balance at End of Year
December 31, 2016
Valuation allowance for deferred tax assets	131,138	—	—	26,330	104,808
December 31, 2015
Valuation allowance for deferred tax assets	121,409	—	13,300	3,571	131,138
December 31, 2014
Valuation allowance for deferred tax assets	122,680	—	—	1,271	121,409

(1)	Credited to the related asset account

SCHEDULE VI
ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY
INSURANCE UNDERWRITERS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014
(In thousands of United States dollars)

Year Ended December 31, 2016

	Insurance	Reinsurance	Total
Deferred Acquisition Costs	$72,502	$204,137	$276,639
Reserve for Losses and Loss Expenses	2,798,989	2,106,149	4,905,138
Discount if any, Reserve for Losses and Loss Expenses	—	—	—
Unearned Premiums	1,124,359	870,317	1,994,676
Net Premiums Earned	1,009,375	1,354,285	2,363,660
Net Investment Income (1)	—	—	176,590
Net Losses and Loss Expenses
Current Year	761,315	781,287	1,542,602
Prior Year	(77,137)	(144,413)	(221,550)
Amortization of Deferred Acquisition Costs	149,763	310,720	460,483
Paid Losses and Loss Expenses	592,018	593,872	1,185,890
Net Premiums Written	1,056,254	1,313,681	2,369,935

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

Year Ended December 31, 2015

	Insurance	Reinsurance	Total
Deferred Acquisition Costs	$58,216	$197,285	$255,501
Reserve for Losses and Loss Expenses	2,493,894	2,016,521	4,510,415
Discount if any, Reserve for Losses and Loss Expenses	—	—	—
Unearned Premiums	902,152	886,996	1,789,148
Net Premiums Earned	824,552	1,153,901	1,978,453
Net Investment Income (1)	—	—	113,826
Net Losses and Loss Expenses
Current Year	582,868	577,704	1,160,572
Prior Year	(82,001)	(161,463)	(243,464)
Amortization of Deferred Acquisition Costs	80,252	267,633	347,885
Paid Losses and Loss Expenses	626,606	507,031	1,133,637
Net Premiums Written	880,373	1,070,097	1,950,470

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

SCHEDULE VI
ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY
INSURANCE UNDERWRITERS, Cont’d.
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014
(In thousands of United States dollars)

Year Ended December 31, 2014

	Insurance	Reinsurance	Total
Deferred Acquisition Costs	$34,581	$172,787	$207,368
Reserve for Losses and Loss Expenses	2,123,772	1,723,087	3,846,859
Discount if any, Reserve for Losses and Loss Expenses	—	—	—
Unearned Premiums	642,779	611,740	1,254,519
Net Premiums Earned	833,912	1,030,066	1,863,978
Net Investment Income(1)	—	—	131,543
Net Losses and Loss Expenses
Current Year	675,131	528,846	1,203,977
Prior Year	(80,570)	(153,245)	(233,815)
Amortization of Deferred Acquisition Costs	65,368	254,145	319,513
Paid Losses and Loss Expenses	700,576	457,636	1,158,212
Net Premiums Written	860,406	1,073,800	1,934,206

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1
Agreement and Plan of Merger, dated as of March 31, 2015, by and among Montpelier Re Holdings Ltd., Endurance Specialty Holdings Ltd. and Millhill Holdings Ltd., incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 1, 2015.

2.2
Agreement and Plan of Merger, dated as of October 5, 2016, by and among Endurance Specialty Holdings Ltd., Sompo Holdings, Inc. and Volcano International Limited. Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 5, 2016.

2.3
Amendment Agreement, dated as of December 1, 2016, by and among Endurance Specialty Holdings Ltd., Sompo Holdings, Inc. and Volcano International Limited. Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on December 2, 2016.

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

4.3	Specimen 6.350% Non-Cumulative Preferred Shares, Series C (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on November 24, 2015).

4.4	Form of Depositary Receipt (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on November 24, 2015).

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

4.10
Third Supplemental Indenture, dated as of July 31, 2015, between Millhill Holdings Ltd. and The Bank of New York Mellon Trust Company, National Association. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2015.

4.11
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

10.5	2007 Equity Incentive Plan. Incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.**

10.6	Amendment No. 1 to 2007 Equity Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.**

10.7	Amendment No. 2 to 2007 Equity Incentive Plan. Incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2010.**

10.8	Form of Restricted Share Agreement. Incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2015.**

10.9	Form of Long-Term Incentive Agreement. Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015.**

10.10	Form of Performance Based Restricted Share Agreement. Incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2015.**

10.11	Form of Swiss Restricted Share Unit Agreement. Incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2015.**

10.12	Form of Director Restricted Share Agreement. Incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2015.**

10.13	Form of Restricted Share Unit Assumption Agreement. Incorporated herein by reference to Exhibit 10.3 to Post-Effective Amendment No. 1 on Form S-8 to Form S-4 filed on August 3, 2015.**

10.14	2015 Employee Share Purchase Plan. Incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed on July 10, 2015.**

10.15	Employment Agreement, dated May 28, 2013, by and between the Company and John R. Charman. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 31, 2013.**

10.16
Restricted Share Agreement, dated May 28, 2013, by and between the company and John R. Charman. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 31, 2013.**

10.17	Option Agreement, dated May 28, 2013, by and between the Company and John R. Charman. Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 31, 2013.**

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

10.20	Share Purchase Agreement, dated May 28, 2013, by and between The Fortis Trust and the Company. Incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on May 31, 2013.

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

10.24
Amended and Restated Indemnification Agreement, dated October 5, 2016, by and between Endurance Specialty Holdings Ltd. and John R. Charman. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 5, 2016. **

10.25	Form of Amended and Restated Employment Agreement. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 12, 2016.**

10.26	Form of Amended and Restated Employment Agreement. Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 5, 2016. **

10.27
Amended and Restated Employment Agreement, dated January 27, 2016, by and between the Company and John A. Kuhn. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 2, 2016.**

10.28
Independent Contractor Agreement, dated April 1, 2016, by and between Endurance Services Limited and Jerome Faure, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 5, 2016. **

10.29	Form of Amended and Restated Indemnification Agreement. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 12, 2016. **

10.30	Form of Amended and Restated Indemnification Agreement. Incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 5, 2016. **

10.31
Amended and Restated Indemnification Agreement dated January 27, 2016, by and between the Company and John A. Kuhn. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 2, 2016. **

10.32	Form of Director Indemnification Agreement. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 24, 2008.**

10.33
Letter dated December 23, 2015 by and among Michael J. McGuire, Endurance Specialty Holdings Ltd. and Blue Capital Reinsurance Holdings Ltd. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 23, 2015.

10.34
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

10.35	Clawback Agreement for Long-Term Incentive Payment. **

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certifications Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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