Form 10-K/A
period 2016-12-31
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2017-04-28
CIK 1179755

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the ordinary shares held by non-affiliates of the registrant as of June 30, 2016, was $3,747,152,576.

As of April 27, 2017, there were 30,000 ordinary shares of the registrant outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Endurance Specialty Holdings Ltd. (the “Company”) for the year ended December 31, 2016 that was originally filed with the Securities and Exchange Commission (“SEC”) on March 1, 2017 (the “Original Filing”). The Amendment is being filed solely for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K.

This information was previously omitted from the Original Filing in reliance on the SEC’s general instructions to Form 10-K, which permit the information in the above referenced items to be incorporated in a Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after a company’s fiscal year end. We are filing the Amendment to include Part III information in our Form 10-K because a proxy statement containing this information will not be filed due to the acquisition of all of the outstanding ordinary shares of the Company by Sompo Holdings, Inc. (“Sompo”). As such, the Amendment hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Filing as well as the Form 10-K cover page (solely to update the number of Common Shares outstanding to April 27, 2017 and to remove the statement that information is being incorporated by reference from our definitive proxy statement).

In addition, the Exhibit Index in Item 15 of Part IV of the Original Filing is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to the Amendment. Because no financial statements are contained within the Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

We have made no substantive changes to the Original Filing other than those noted above. The Amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Filing. The filing of the Amendment is not a representation that any statements contained in items of the Original Filing other than Part III, Items 10 through 14, and Part IV are true or complete as of any date subsequent to the Original Filing. The Amendment should be read in conjunction with the Company’s other filings with the SEC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

The following paragraphs provide information as of the date of this filing about each director of the Company. The information presented includes information each director has given us about the director’s age, all positions held, principal occupation and business experience for the past five years, and the names of other publicly-held companies of which he currently serves as a director or has served as a director during the past five years. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led our Board to the conclusion that he should serve as a director, we also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards. They each have demonstrated business acumen, an ability to exercise sound judgment and, in the case of our continuing directors, a commitment of service to the Company and our Board.

The size of the Board of Directors is currently set at 5 members and currently consists of 5 sitting directors. Each of the directors has consented to being named in this filing.

John T. Baily, 73, has been a director since August 2003 and currently serves as Chairman of the Audit Committee. Mr. Baily was formerly President of Swiss Re Capital Partners, where he worked from 1999 to 2002. Prior to joining Swiss Re, Mr. Baily was a partner at PricewaterhouseCoopers LLP (and its predecessor, Coopers & Lybrand) for 23 years, serving as the head of the Coopers & Lybrand Insurance Practice Group for 13 years. Mr. Baily also serves on the boards of directors of Golub Capital BDC and RLI Corp. He served as Chairman of the Board of Trustees of Albright College from 2007 through 2013, was a director of NYMAGIC, Inc. from 2003 through 2010 and Erie Indemnity Company from 2003 through 2008. Mr. Baily is a graduate of both Albright College (cum laude, BS, Economics) and the University of Chicago (MBA). Mr. Baily has served on the board of Coopers & Lybrand and as Chairman of the AICPA Insurance Companies Committee.

We believe Mr. Baily’s qualifications to serve on our Board include Mr. Baily’s more than thirty years of experience in the insurance industry, his extensive accounting knowledge and his membership on the board of directors of other publicly traded insurance companies, which allow him to provide invaluable insight and guidance to our Board on accounting, risk management and industry issues.

John R. Charman, 64, joined the Company in May 2013 as Chairman of the Board and Chief Executive Officer. Mr. Charman currently serves as a member of the Finance Committee, the Nomination and Compensation Committee and the Risk Committee of the Board. Mr. Charman has four decades of global experience in the insurance industry and has been in a senior underwriting position since 1975 and a CEO role since 1981. Most recently, Mr. Charman founded AXIS Capital Holdings Limited in 2001 and served for 11 years as its Chief Executive Officer and President. From 2000 to 2001, Mr. Charman served as Deputy Chairman of ACE INA Holdings and President of ACE International. Mr. Charman also served as Chief Executive Officer at ACE Global Markets from 1998 to 2001. Prior to that, Mr. Charman was the Chief Executive Officer of Tarquin plc, the parent company of the Charman Underwriting Agencies at Lloyd’s of London (“Lloyd’s”), which was sold to Ace Limited in 1998. Mr. Charman was the Deputy Chairman of the Council of Lloyd’s and a member of the Lloyd’s Core Management Group and Lloyd’s Market Board between 1995 and 1997, which was during the financial crisis at Lloyd’s. Mr. Charman held the position of Second Deputy Chairman of the Association of Bermuda Insurers and Reinsurers from January 2011 to June 2012. Mr. Charman is currently a member of the Board of the Masterworks Museum of Bermuda Art.

We believe Mr. Charman’s qualifications to serve as a director of the Company include Mr. Charman’s more than forty years of experience in the insurance industry, including his many years as a chief executive officer of several successful global insurance and financial services organizations, which provide a unique understanding of the Company’s underwriting and operations activities and the global insurance and reinsurance industry generally.

Shigeru Ehara, 58, has been a director of the Company since March 2017 and currently serves as a member of the Nomination and Compensation Committee of the Board. Mr. Ehara is a Representative Director, Senior Managing Executive Officer of Sompo since 2016. He joined Sompo in 1981 and has extensive experience in commercial underwriting and international business through various management positions in London, Singapore and Tokyo. He holds a B.A. in Economics from Waseda University.

We believe Mr. Ehara’s qualifications to serve as a director of the Company include Mr. Ehara’s extensive experience as a senior executive in the insurance industry and his knowledge of international insurance.

Nigel Frudd, 58, has been a director of the Company since March 2017 and currently serves as Chairman of the Nomination and Compensation Committee and Finance Committee and a member of the Risk Committee of the Board. Mr. Frudd is Managing Executive Officer of Sompo, where he also holds the titles of Head of Global M&A and Group Counsel. In these capacities, Mr. Frudd led the acquisition of the Company by Sompo. Mr. Frudd has been a director of Sompo Canopius AG since 2014 and Sompo Japan Canopius Reinsurance AG since 2015. Previously Mr. Frudd has held senior executive positions in leading UK insurance companies as well as in the past being a partner in four London law firms and a Partner in the Corporate Finance division of a leading UK firm of Chartered Accountants. Mr. Frudd has an LLB (Hons) from the University of Leeds, qualified as a Barrister (Gray’s Inn) and as a Solicitor of the Supreme Court.

We believe Mr. Frudd’s qualifications to serve as a director of the Company include Mr. Frudd’s extensive experience in the international insurance industry, including his knowledge of insurance mergers and acquisitions.

Junichi Tanaka, 55, has been a director of the Company since March 2017. Mr. Tanaka is a Managing Executive Officer of Sompo, in charge of European and South America Region since 2016. He joined Sompo in 1984 and has held various management positions through his more than 30 years of service to the company, mainly in commercial lines and international business. Mr. Tanaka holds a Bachelor of Laws from Keio University.

We believe Mr. Tanaka’s qualifications to serve as a director of the Company include Mr. Tanaka’s long experience as a senior executive responsible for insurance operations, as well as Mr. Tanaka’s knowledge of international insurance as a result of his current position.

Executive Officers

The biographical information for the Company’s executive officers is incorporated herein by reference to Part III, Item 10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership of, and transactions in, Company equity securities with the SEC. Based on a review of such reports, and on written representations from reporting persons, the Company believes its directors and executive officers complied with all applicable Section 16(a) filing requirements, except the inadvertent late filing of two Forms 4 for Robert A. Spass, a former director, one of which related to a sale of shares by Mr. Spass and another in which Mr. Spass transferred shares to a charitable trust that he controls, following which the charitable trust sold the transferred shares.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that outlines the principles, policies, rules, regulations and laws that govern the activities of the Company and its employees, directors, and consultants and establishes guidelines for professional conduct in the workplace. Every employee and director is required to read and annually attest to compliance with the Code of Business Conduct and Ethics and other applicable Company policies. Upon written request of a shareholder, the Company will furnish, without charge, a copy of the Company’s Code of Business Conduct and Ethics. If you would like a copy of the Company’s Code of Business Conduct and Ethics, contact Investor Relations, Endurance Specialty Holdings Ltd., Waterloo House, 100 Pitts Bay Road, Pembroke HM 08, Bermuda.

Director Nominee Process

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since those procedures were described in our proxy statement for our 2016 annual general meeting of shareholders.

Audit Committee

The Company’s Audit Committee currently is comprised of Mr. Baily. The Board of Directors has determined that Mr. Baily is independent and financially literate and that Mr. Baily is an “audit committee financial expert” as defined under the rules of the U.S. Securities and Exchange Commission (the “SEC”). Shareholders should understand that this designation is an SEC disclosure requirement related to Mr. Baily’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Baily any duties, obligations or liability greater than are generally imposed upon him as a member of the Audit Committee and the Board and his designation as a financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.

The Audit Committee (i) reviews internal and external audit plans and findings, (ii) reviews accounting policies and controls, (iii) recommends the annual appointment of auditors, (iv) reviews risk management processes and (v) pre-approves the Company’s independent auditors’ audit and non-audit services. The Audit Committee (as comprised prior to the Sompo acquisition) held four meetings during 2016.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

In this section we detail the material components of the compensation awarded to and earned by the following executive officers (our “Named Executive Officers”).

•	Chief Executive Officer — John R. Charman

•	Chief Financial Officer — Michael J. McGuire

•	Chief Executive Officer, Global Insurance — John A. Kuhn

•	General Counsel — John V. Del Col

•	Chief Administrative Officer — Brian W. Goshen

We also describe our executive compensation philosophy and objectives, and we explain how and why the Compensation Committee adopted the Company’s current compensation policies and practices and approved the amounts set forth in the Summary Compensation Table.

Executive Summary

Assessment of 2016 Performance. In 2016, the Compensation Committee measured performance for purposes of the Named Executive Officers’ annual and long-term incentive compensation based on a combination of the Company’s Operating ROE (which excludes after-tax realized investment gains and losses, foreign exchange gains and losses and expenses associated with the Montpelier and Sompo transactions) and the Named Executive Officers’ individual performance, including their contribution towards the Company’s strategic objectives as established by the Board and the Compensation Committee at the commencement of the year. For 2016, the Compensation Committee established for the Company’s employees at the commencement of the year a 7.0% target Operating ROE, which was biased towards Company outperformance, taking into account the prevailing adverse market and interest rate conditions. The Company’s actual 2016 Operating ROE of 6.6% was slightly lower than the 7.0% target Operating ROE established by the Compensation Committee. In addition, at the end of 2016, the Compensation Committee conducted an assessment of the Company’s performance in 2016 versus each of its previously established 2016 strategic objectives. For a more detailed description of the Company’s financial results, please see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in the Original Filing.

Determination of 2016 Annual and Long-Term Incentive Compensation. The 6.6% Operating ROE achieved by the Company in 2016 resulted in an indicated performance adjustment slightly below the target annual incentive compensation of the Named Executive Officers. The Named Executive Officer’s individual performance, including their contribution towards the Company’s strategic objectives, resulted in an indicated average individual performance adjustment slightly above their target annual incentive compensation. The Operating ROE and individual performance adjustments were averaged with an equal weight to determine the performance adjustments to the Named Executive Officers’ target levels of annual incentive compensation. The table below lists the 2016 annual incentive plan targets, the applicable performance multiplier and the resulting 2016 annual incentive plan performance-adjusted targets for the Named Executive Officers:

Name	2016 Annual Incentive Target(1)		2016 Performance Adjustment Percentage		2016 Annual Incentive Performance Adjusted Target(1)
John R. Charman(2)	—	X	—	=	—
Michael J. McGuire	110%	X	100%	=	110%
John A. Kuhn	120%	X	100%	=	120%
John V. Del Col	100%	X	100%	=	100%
Brian W. Goshen	100%	X	100%	=	100%

(1)	Targets and adjusted targets are expressed as percentages of the Named Executive Officers’ base salary.
(2)	Mr. Charman was not eligible to receive annual incentive compensation.

Due to the pending transaction between the Company and Sompo (which would result in the vesting and liquidation of any restricted shares granted), the long-term incentive compensation, which is normally delivered in the form of restricted shares, was delivered to each Named Executive Officer in the form of cash (subject to the repayment obligation described below), with the target amount of the long-term incentive cash award adjusted for past performance at grant at a rate equal to one half of the performance adjustment made to each Named Executive Officer’s annual incentive target. For 2016, both the annual incentive compensation and the long-term incentive compensation for the Named Executive Officers were at target.

The long-term incentive cash award granted to each Named Executive Officer in respect of the 2016 performance year vested upon grant, with a repayment obligation should the Named Executive Officer depart the employment of the Company voluntarily or involuntarily for “cause” on or prior to February 28, 2018.

The Compensation Committee then reviewed the preliminary compensation amounts for the Named Executive Officers produced by the indicated performance adjustments to determine whether the process had yielded appropriate annual and long-term incentive compensation in the context of events as they occurred during the year. Based upon the foregoing, the Compensation Committee determined that the 2016 compensation of the Named Executive Officers would be as follows:

Name	Annual Base Salary	Annual Incentive Compensation	Long-Term Incentive Cash Award	Total(1)
John R. Charman	$100	—	—	$100
Michael J. McGuire	$575,000	$632,500	$920,000	$2,127,500
John A. Kuhn	$800,000	$960,000	$1,440,000	$3,200,000
John V. Del Col	$500,000	$500,000	$750,000	$1,750,000
Brian W. Goshen	$500,000	$500,000	$750,000	$1,750,000

(1)	The compensation information in the table above differs from the calculation of total compensation in the Summary Compensation Table below, primarily by not including (a) the value of restricted shares granted in March of 2016 in recognition of performance during 2015 from the “Stock Awards” column in the Summary Compensation Table and (b) the value of compensation and perquisites from the “All Other Compensation” column in the Summary Compensation Table.

Objectives of the Company’s Compensation Program

In order to accomplish the Company’s goal of maximizing shareholder value over the long term in a manner consistent with the Company’s risk parameters, the Compensation Committee believed that the Company must attract, motivate and retain the most talented individuals at all levels of the organization needed to lead and grow the Company’s businesses. To that end, the Compensation Committee based the Company’s compensation program for the Company’s employees on the following principles:

•	Compensation should reflect the value of the job in the marketplace. To attract and retain a highly skilled work force, the Company must remain competitive with the pay of other employers who compete with the Company for talent.

•	Compensation should reward performance. Compensation should parallel individual and Company performance. Where individual and/or Company performance does not meet Operating ROE or strategic objectives, the compensation program should deliver lower-tier compensation. In addition, to improve effectiveness, the Company’s compensation program should enable employees to easily understand how their efforts can affect their pay.

•	Compensation should not motivate excessive risk taking. The structure of the Company’s compensation program, the selection of performance objectives and the evaluation of performance by the Compensation Committee all take into account and seek to ameliorate excessive risk taking by the Company’s employees.

•	Compensation should reflect the means by which performance is achieved. To ensure the Company’s performance is attained by means encompassed by the Company’s risk parameters, the Company’s compensation program permits downward adjustment in the amount of variable compensation to be delivered to executives at the discretion of the Compensation Committee, should the Compensation Committee determine that the Company’s performance indicators are not reflective of the Company’s actual performance or the risks undertaken to attain such performance.

•	Compensation policies should provide remedies for executive misconduct. The Company’s senior executives are subject to an executive compensation clawback policy that provides that in the event of a restatement of the financial statements in which an executive officer engaged in misconduct that materially contributed to the need for the restatement, the Board in its discretion shall be entitled to seek recoupment of excess incentive compensation paid or awarded to such executive officer within the 36 months prior to the restatement.

Elements of Compensation

The Company had four principal elements of compensation: base salary, annual incentive compensation, long-term incentive compensation and employee benefits/other compensation. The Compensation Committee believed that the majority of our Named Executive Officers’ compensation should be delivered in the form of variable compensation, which fluctuated based on the performance measures within our incentive plans.

Base Salary. Base salary was the guaranteed element of the Company’s compensation structure and was paid to its employees for ongoing performance throughout the year. The base salary for the Company’s Chief Executive Officer was $100 per annum. Base salaries for the Company’s other Named Executive Officers were targeted at appropriate levels of base salaries paid for similar positions at a comparative group of companies referred to as the Peer Group, below. The base salaries of individual Named Executive Officers did vary from this salary benchmark based on such factors as individual performance, potential for future advancement, specific job responsibilities and length of time in their current position. The annual base salary rates for the Named Executive Officers for the past three years were as follows:

Name	Year	Annual Base Rate Salary
John R. Charman	2016	$100
	2015	$100
	2014	$100

Michael J. McGuire	2016	$575,000
	2015	$575,000
	2014	$500,000

John A. Kuhn	2016	$800,000
	2015	$800,000
	2014	$700,000

John V. Del Col(1)	2016	$500,000
	2015	$500,000

Brian W. Goshen	2016	$500,000
	2015	$500,000
	2014	$400,000

(1)	Annual base rate salary for Mr. Del Col is provided only for 2016 and 2015 because he was not a Named Executive Officer in 2014.

Annual Incentive Compensation. The Company’s annual incentive compensation program supported the Company’s strategy by linking a significant portion of its employees’ total compensation to the achievement of critical business goals on an annual basis. All of the Company’s employees, including the Named Executive Officers (other than Mr. Charman), were eligible to earn annual incentive compensation.

The target annual incentive compensation opportunity for the Named Executive Officers was established based upon the level of responsibility of the Named Executive Officer within the Company, as well as external market practices. The Compensation Committee sought to set target annual incentive compensation so that achieving target financial and strategic performance would result in annual incentive compensation approximating the median for the Company’s peer group, with corresponding above or below target performance resulting in annual incentive compensation that averages above or below the peer group median. As a matter of practice, the Compensation Committee did not change target annual incentive compensation absent a promotion or a compensation adjustment reflecting a significant change in the level of compensation being paid in the employment marketplace for a given position. The range of potential annual incentive compensation for each Named Executive Officer was between 0% of target and 200% of target. The target and range of annual incentive opportunities for the Named Executive Officers (expressed as a percentage of base salary) were as follows:

	Target Annual Incentive Compensation (% of Base Salary)	Range of Potential Annual Incentive Compensation (% of Base Salary)
John R. Charman (1)	—	—
Michael J. McGuire	110%	0% to 220%
John A. Kuhn	120%	0% to 240%
John V. Del Col	100%	0% to 200%
Brian W. Goshen	100%	0% to 200%

(1)	Mr. Charman was not eligible to receive annual incentive compensation.

Annual incentive compensation was paid in February or March for the prior year’s performance and was based upon the performance metrics described below, the Compensation Committee’s evaluation of the Company’s performance and each Named Executive Officer’s individual performance in the prior year.

Long-Term Incentive Compensation. The Compensation Committee believed the inclusion of long-term incentive compensation in the Company’s compensation structure fostered the appropriate perspective in management, given that the ultimate profitability of the insurance or reinsurance underwritten by the Company may not be fully known for years. In addition, the Compensation Committee sought to align the interests of the Company’s employees with the Company’s shareholders to the greatest extent practicable. Finally, long-term incentive compensation, which potentially was forfeited in the event of the departure of an employee from the Company, had the ability to retain valuable executive talent within the organization. Each of the Named Executive Officers (other than Mr. Charman) was eligible to earn long-term incentive compensation.

The target long-term incentive compensation opportunity for the Named Executive Officers was established based upon the level of responsibility of the Named Executive Officer within the Company, as well as external market practices. The Compensation Committee sought to set target long-term incentive compensation so that achieving target financial and strategic performance would result in long-term incentive compensation approximating the median for the Company’s peer group, with corresponding above or below target performance resulting in long-term incentive compensation that averages above or below the peer group median. As a matter of practice, the Compensation Committee did not change target long-term incentive compensation absent a promotion or a compensation adjustment reflecting a significant change in the level of compensation being paid in the employment marketplace for a given position. For the 2016 performance year, in light of the pending transaction between the Company and Sompo, the Compensation Committee delivered its long-term incentive compensation in the form of cash (subject to the repayment obligation described below). The target and range of long-term incentive compensation for the Named Executive Officers (expressed as a percentage of base salary) was as follows:

	Target Long-Term Incentive Compensation (% of Base Salary)l	Range of Potential Long-Term Incentive Compensation (% of Base Salary)
John R. Charman (1)	—	—
Michael J. McGuire	160%	80% to 240%
John A. Kuhn	180%	90% to 270%
John V. Del Col	150%	75% to 225%
Brian W. Goshen	150%	75% to 225%

(1)	Mr. Charman was not eligible to receive long-term incentive compensation.

The long-term incentive cash award was adjusted from target at the time of grant based upon the Company’s Operating ROE and the individual performance of each Named Executive Officer, including the Named Executive Officer’s contribution towards the Company’s strategic objectives. The value of the long-term incentive cash was adjusted for performance at a rate equal to one half of the performance adjustment made to each Named Executive Officer’s annual incentive target. For example, if a Named Executive Officer’s annual incentive compensation performance adjustment was 40% above or below target, then his or her long-term incentive cash award would be adjusted to 20% above or below target. The long-term incentive cash award granted to each Named Executive Officer in 2016 vested upon grant, with a repayment obligation should the Named Executive Officer depart the employment of the Company voluntarily or involuntarily for “cause” prior to February 28, 2018.

Long-term incentive compensation was delivered each March in respect of performance over the prior year. All grants of long-term incentive compensation were approved by either the independent directors of the Board or the Compensation Committee.

Executive Benefits and Other Compensation. The Company offered a core set of employee benefits in order to provide its employees with a reasonable level of financial support in the event of illness or injury and enhance productivity and job satisfaction through programs that focus on employees’ health and well-being.

The benefits provided were similar for all of the Company’s employees, subject to variations as a result of local market practices. The Company’s basic benefits included medical, dental and vision coverage, disability insurance and life insurance. The Company also offered all employees the opportunity to participate in the Company’s defined contribution retirement savings plans. The Company’s contributions under its U.S. 401(k) Plan consisted of a 4% “safe harbor” contribution, a maximum matching contribution of up to 3% and a year-end discretionary profit sharing contribution of up to 3%, all on eligible wages up to the statutory wage maximum. Each of the Named Executive Officers (except Mr. Charman) participated in 2016 in the Company’s U.S. 401(k) Plan.

In addition to the core set of employee benefits, the Company also provided customary additional benefits to senior executives of the Company, in particular for expatriate employees working outside of their home country. These benefits were typical for the industry, as well as for Bermuda-based companies. The purpose of the expatriate employee benefits was to equalize a portion of the income of expatriate employees, who experience additional taxation as a result of compensation for additional housing and transportation expenses, with the income such employees would earn as employees within their native countries. The additional executive benefits provided by the Company included the following:

•	Housing and Transportation Expenses. The Company reimbursed expatriate employees for expenses related to housing required for the executives’ performance of their obligations to the Company and for certain travel and transportation expenses between their homes and Company offices. For business-related safety and security reasons and logistical issues related to the location of the Company’s headquarters in Bermuda, the Company owned a fractional interest in a corporate aircraft for the use of the Chief Executive Officer and certain other senior executives. The corporate aircraft was used for business travel purposes and up to 12 round trip personal flights by the Chief Executive Officer between Bermuda and the Eastern United States, as specified in the Chief Executive Officer’s employment contract. None of the Company’s other senior executives were permitted to use corporate aircraft for personal flights.

•	Tax Payments. The Company reimbursed Mr. Charman, a non-U.S. citizen resident in Bermuda, for certain incremental tax expenses incurred as a result of required travel to the U.S. for Company business, as approved by our Compensation Committee. The reimbursement of Mr. Charman was limited to the incremental tax expense incurred by Mr. Charman as a result of such Company travel in the U.S. and was dependent upon Mr. Charman’s business income for each year, which varied based upon tax realization events related to previously granted equity incentive compensation. Mr. Charman’s reimbursement was not grossed up by the Company. In order to accommodate the unique characteristics of the Bermuda expatriate employment market, including the need for travel to and from the island and the cost of living and maintaining a residence, to the extent the Company’s housing expense reimbursement, transportation expense reimbursement, certain tax preparation fees, or Bermuda payroll and social insurance tax payments were deemed to be taxable income to certain expatriate employees (other than Mr. Charman), the Company grossed up such expatriate employees for any home country taxes payable on the additional income.

•	Financial and Tax Planning Expenses. Due to the additional complexities associated with the taxation of expatriate benefits and senior executive compensation, the Company reimbursed certain Named Executive Officers for the cost of financial and tax planning assistance.

•	Supplemental Defined Contribution Plan. To the extent a Named Executive Officer’s eligible compensation exceeded the Internal Revenue Code compensation limits for contributions into the Company’s 401(k) Plan in 2016, the Named Executive Officer could participate in the Company’s Supplemental Defined Contribution Plan. If the Named Executive Officer was unable to participate in the Company’s Supplemental Defined Contribution Plan due to legal or tax restrictions, the Company made a payment to the Named Executive Officer equal to 125% of the additional contribution that would have been made on behalf of such Named Executive Officer to the Company’s Supplemental Defined Contribution Plan.

The Compensation Committee annually reviewed the level of executive benefits provided to the Named Executive Officers and believed that the executive benefits provided were reasonable and consistent with market practices in the jurisdictions in which the Company operated.

Peer Group

The Compensation Committee regularly used a peer group of insurance and reinsurance companies (the “Peer Group”) to assess the Company’s performance and the relative effectiveness and competitiveness of its compensation program. The Peer Group consisted of companies that generally meet the following criteria:

•	Gross premiums written comparable to the Company;

•	Market capitalization comparable to the Company;

•	Compete with the Company in the marketplace for business and investment capital; and

•	Compete with the Company for executive talent.

The Compensation Committee did not compare the Company with other financial services companies engaged in banking, investment banking or investment management because the Compensation Committee believed the mix of pay elements and program structures were materially different in those areas of the financial services industry.

Each year, the Compensation Committee evaluated and, if appropriate, updated the composition of the Peer Group to ensure it remained relevant for the Company’s comparative compensation purposes. Changes to the Peer Group were carefully considered to assure continuity from year to year. The 8 companies included in the Peer Group in 2016 were:

•	Allied World Assurance Company Limited

•	Arch Capital Group Ltd.

•	Argo Group International Holdings, Ltd.

•	Aspen Insurance Holdings Ltd.

•	AXIS Capital Holdings Limited

•	Everest Re Group, Ltd.

•	RenaissanceRe Holdings Ltd.

•	Validus Holdings Ltd.

Performance Metrics

The Compensation Committee set the performance metrics for the determination of annual and long-term incentive compensation at the commencement of the 2016 performance year. Each year, the Compensation Committee evaluated the Company’s performance metrics with a view towards closely aligning Named Executive Officers’ incentive compensation structure with the generation of shareholder value. The relative weighting of the performance metrics was determined by the Compensation Committee in order to ensure a diverse and balanced measurement of the Company’s performance.

The Compensation Committee calculated each of the Company’s 2016 performance metrics as follows:

Return on Equity. Operating return on equity, or Operating ROE, was determined by dividing the

Company’s operating income by the arithmetic average of the Company’s beginning and ending common equity balances for the four calendar quarters in a given year. Operating income was calculated by excluding from the Company’s net income any after-tax net realized capital gains or losses, after-tax net foreign exchange gains or losses and expenses associated with the Montpelier and Sompo transactions. The Compensation Committee used operating income, as opposed to net income, as the measure of the Company’s performance because the Compensation Committee believed realized capital gains and losses, foreign exchange gains and losses and acquisition expenditures were largely independent of the Company’s business and underwriting process and including them distorts the analysis of trends in its operations.

Each year, the Compensation Committee established the current year target Operating ROE goal for the Company based upon the Company’s budget, financial plan and risk tolerances reviewed and approved by the Board. In setting the Company’s Operating ROE goal, the Board evaluated the expected underwriting and interest rate environments for the upcoming year, as well as the Company’s long-term strategic objectives. For 2016, the Compensation Committee considered the highly competitive insurance and reinsurance markets and historically low interest rate environment in establishing the target Operating ROE. The Compensation Committee also undertook to establish an Operating ROE goal for 2016 biased towards Company outperformance, taking into account the previously mentioned adverse market and interest rate conditions. Following consideration of the above factors, the Compensation Committee established for the Company in 2016 the following target Operating ROE goal:

2016 Company Target Operating ROE

                                                                           7.0%

Strategic Objectives. In addition to an Operating ROE goal, the Compensation Committee established the current year strategic objectives designed to elicit balanced revenue and profit growth by the Company in a manner consistent with the Company’s risk profile. For 2016, the Compensation Committee established for the Company the specific strategic objectives in the following categories:

2016 Company Strategic Objectives

Non-Financial Objectives

•	Targeted strategic acquisition goals
•	Continued development of the Company’s international insurance operations
•	Completion of the integration of Montpelier’s business and operations

Financial Objectives

Insurance Segment

•	Gross written premiums
•	Pre G&A underwriting ratio
•	Return on consumed capital

Reinsurance Segment

•	Targeted strategic acquisition goals
•	Pre G&A underwriting ratio
•	Return on consumed capital

Investments

•	Risk adjusted investment return
•	Investment performance against the portfolio strategic benchmark
•	Total investment return
•	Net investment income

Capital

•	Capital levels versus internal targets

G&A Expenses

•	Aggregate net G&A expenditures

Individual Performance. Each Named Executive Officer had individual job objectives based upon the Company strategic objectives established by the Board for the Company. Individual job objectives varied by each Named Executive Officer’s functional role within the organization, but generally included, in addition to the attainment of applicable Company strategic objectives, the following:

•	achievement of the Company’s strategic objectives within applicable risk management parameters;

•	management of applicable risks within established guidelines;

•	development of leadership and management capabilities of the Company; and

•	compliance at a high level with applicable law, regulations and corporate governance standards.

Employment Agreements and Severance Benefits

Employment Agreements. In order to clarify the terms of employment for the Named Executive Officers and to gain the benefit of post-employment non-compete and non-solicitation restrictions, the Company had entered into employment agreements with each of the Named Executive Officers. In establishing the terms of the employment agreements with the Named Executive Officers, the Company considered various factors, including the changing market opportunities and challenges facing the insurance industry, competitive pressures from new market entrants, and the enhanced roles of each of the Named Executive Officers as a result of the growth and development of the Company. The employment agreements with the Named Executive Officers as of December 31, 2016 are described below under “Post-Employment Benefits — Employment Contracts.”

Severance Benefits. The employment agreements with the Named Executive Officers provided for the delivery of severance benefits upon termination of their employment under certain circumstances. Receipt of post-employment severance benefits is conditioned upon delivery by a Named Executive Officer to the Company of a release and waiver of claims. For a description of the severance benefits available to each of the Named Executive Officers as of December 31, 2016, please see “Post-Employment Benefits — Potential Payments Upon Termination of Employment or Change in Control.”

The Company’s Compensation Process

The Compensation Committee met in November 2015 and February 2016 to review and adopt the Company’s 2016 Operating ROE goal and strategic objectives. The Compensation Committee then met in executive session in November 2016 and February 2017 to review the Company’s 2016 performance and the performance of the Chief Executive Officer, the other Named Executive Officers and the Company’s other senior executives. The Compensation Committee advised the Board with respect to all compensation determinations for these executives. Further, the Compensation Committee regularly updates the Board on key compensation matters.

The Compensation Committee established a number of processes to assist it in ensuring that the

Company’s executive compensation program was achieving its objectives. Among those were:

•	Establishment of Company and Individual Objectives. The Compensation Committee believed the establishment of clear and measurable objectives for the Company and its individual employees was of paramount importance in the creation of a compensation program which met the goal of maximizing shareholder value over the long term in a manner which remained within the Company’s risk tolerances. To that end, the Compensation Committee established at the beginning of each year a set of financial and strategic targets, including an Operating ROE target, based upon the Company’s budget and financial plan and risk tolerances presented to and approved by the Board.

In addition, the Compensation Committee created with the Chief Executive Officer a set of specific individual job objectives for the upcoming year designed to facilitate the Company meeting its budgeted financial targets. In turn, the Chief Executive Officer utilized his individual job objectives established by the Compensation Committee for the purpose of creating the individual job objectives for the executives who report to the Chief Executive Officer — a process which was then repeated throughout the organization.

By linking compensation to clear and measurable Company and individual objectives shared by each employee in the Company, the Compensation Committee endeavored to establish the Company’s compensation program as a forward-looking incentive program which elicited the desired and coordinated efforts of the Company’s management and employees, rather than a backward-looking rewards program, with no effective link to the desired behaviors of the Company’s management and employees.

•	Assessment of Company Performance. At the conclusion of each year, the Compensation Committee assessed the Company’s performance against its Operating ROE and strategic objectives. In order to assess the Company’s performance over the past year, the Compensation Committee reviewed both the Company’s performance against Operating ROE and strategic objectives, measured against the Company’s compliance with its established risk parameters.

•	Assessment of Individual Performance. At the conclusion of each year, the non-management members of the Board assessed the Chief Executive Officer’s performance for the past year. The assessment measured the Chief Executive Officer’s performance against his previously established performance objectives, as well as the Chief Executive Officer’s performance in respect of a set of core competencies identified as essential for executives occupying senior leadership positions within the Company. The assessment also included an opportunity for director input on the Chief Executive Officer’s strengths and any areas that may warrant additional focus in the future. The results of the assessment were shared by the Board with the Chief Executive Officer. A similar assessment was utilized by the Chief Executive Officer for the senior executives and by managers for each other employee throughout the Company and the resulting performance ratings were used to determine the individual performance component of the employees’ annual and long-term incentive compensation.

•	Peer Compensation Comparison. The Compensation Committee reviewed publicly available Peer Group proxy data, as well as the data available from industry compensation surveys in order to compare the Company’s compensation program to peer practices. The Compensation Committee compared compensation programs generally, as well as the compensation of the Named Executive Officers to the extent sufficient data exists to make the comparison meaningful. The Compensation Committee utilized Peer Group data primarily to ensure that the Company’s compensation program as a whole was competitive, meaning approximating the median comparative pay of similarly situated executives at the Company’s peers for commensurate performance.

•	Pay for Performance. The Compensation Committee reviewed the performance of the Company against its Operating ROE goals and strategic objectives and compared the levels of compensation delivered to the Company’s Named Executive Officers for the purpose of determining if the Company’s compensation plan, practices and decisions appropriately reflected the Company’s pay for performance philosophy with respect to the compensation of its Named Executive Officers.

•	Total Compensation Review. The Compensation Committee reviewed the base pay, annual incentive compensation and long-term incentive compensation of the Company’s Named Executive Officers. In addition, the Compensation Committee reviewed all other compensation elements, including perquisites for the Company’s Named Executive Officers. The Compensation Committee also reviewed the Company’s contractual obligations to its Named Executive Officers in the event of a change in control of the Company or an employment termination event.

Roles of the Participants in the Company’s Compensation Process

•	The Compensation Committee. The Compensation Committee was comprised exclusively of independent members of the Board, as determined in accordance with the Company’s Director Nomination Policy and the NYSE Corporate Governance Standards. The Compensation Committee set the Company’s compensation policies and was charged with all compensation actions related to the Company’s Chief Executive Officer and the other Named Executive Officers.

•

The Compensation Consultant. The Compensation Committee was authorized to retain and terminate any consultant, as well as to approve the consultant’s fees and other terms of the consultant’s engagement. The Compensation Committee also had the authority to obtain advice and assistance from external counsel or other advisors. The Compensation Committee retained F. W. Cook as its independent compensation consultant for 2016 in order to assist the Compensation Committee in accomplishing its goals. The Compensation Committee determined that F. W. Cook was independent of the Company under the NYSE Corporate Governance Standards after taking into consideration the following factors:

•	The absence of other services being provided to the Company by F.W. Cook;

•	The amount of fees received from the Company by F.W. Cook representing a non-material percentage of the total revenue of F.W. Cook;

•	The policies and procedures of F.W. Cook that are designed to prevent conflicts of interest;

•	The absence of any business or personal relationship of any employee of F.W. Cook with a member of the Compensation Committee;

•	The absence of shares of the Company owned by F.W. Cook; and

•	The absence of any business or personal relationship of F.W. Cook with an executive officer of the Company.

The Compensation Committee did not engage any other advisor in 2016.

The Compensation Committee utilized F.W. Cook to assist the Compensation Committee in fulfilling the following responsibilities:

•	Advising on management compensation and benefit structure and levels;

•	Advising on appropriate executive performance goals and metrics;

•	Advising on the appropriate form and level of long-term incentive grants;

•	Providing the Compensation Committee with comparison group benchmarking data and information as to market practices and trends;

•	Reviewing the Company’s compensation program to determine whether the Company’s compensation practices encourage excessive and unnecessary risk taking that would be reasonably likely to have a material adverse effect on the Company;

•	Reviewing the composition of the Company’s Peer Group;

•	Reviewing the Compensation Discussion and Analysis, compensation tables and other compensation related disclosure and other communications with the Company’s shareholders;

•	Advising on the Company’s employment agreement and employee severance standards and practices;

•	Attending Compensation Committee meetings, as requested by the Compensation Committee;

•	Advising on compliance with applicable law and regulations governing compensation practices and procedures;

•	Advising on best-practices approaches for compensation program design and governance of executive and director compensation; and

•	Advising on director compensation levels.

•	Company Management. The Chief Executive Officer and the Chief Administrative Officer, working with internal resources, recommended the design of the Company’s compensation programs to the Compensation Committee and recommended modifications to existing or the adoption of new compensation plans and programs to the Compensation Committee. In addition, the Chief Executive Officer recommended to the Compensation Committee the performance metrics used to determine payouts under the Company’s annual and long-term incentive compensation programs. Each Named Executive Officer’s individual performance goals were jointly developed by the Named Executive Officer and the Chief Executive Officer.

Before the Compensation Committee made compensation decisions, the Chief Executive Officer provided his assessment of each Named Executive Officer’s performance, other than his own, addressing such factors as the executive’s achievement of individual goals, leadership accomplishments, contribution to the Company’s performance and the achievement of Company goals, areas of strength and areas for development. The Chief Executive Officer then recommended a base salary adjustment, if any, and an individual performance adjustment on the executive’s contribution towards the Company’s strategic objectives. This performance adjustment, when combined with the Company’s Operating ROE performance adjustment, was then used to determine the annual and long-term incentive compensation recommendations for each Named Executive Officer. In preparing compensation recommendations for the Compensation Committee, the Chief Executive Officer and Chief Administrative Officer and other internal resources reviewed compensation and survey data compiled for the Compensation Committee by F. W. Cook for similarly-situated executives at the Peer Group. The Chief Executive Officer attended Compensation Committee meetings but was not present for, and did not participate in, the discussions concerning his own compensation. Decisions relating to the compensation of the Named Executive Officers were made solely by the Compensation Committee and reported to the full Board of Directors.

Share Ownership Guidelines

The Company adopted share ownership guidelines intended to align the interests of the Company’s nonemployee directors, Chief Executive Officer and other senior executive officers with the Company’s shareholders by requiring such persons to maintain a significant level of investment in the Company. Prior to the Sompo transaction, the required share ownership levels for the Chief Executive Officer, the Company’s other senior executive officers and the Company’s non-employee directors were as follows:

Role	Value of Shares Required to be Owned
Chief Executive Officer	5 times base salary
Senior Executive Officer	2 times base salary
Non-Employee Director	5 times base retainer fee

Shares counted towards meeting the Company’s share ownership guidelines included:

•	Shares owned outright by the non-employee director or executive or his or her immediate family members residing in the same household;

•	Shares held in the Company Employee Share Purchase Plan;

•	Restricted shares, restricted share units, share appreciation rights, share bonuses and phantom shares (collectively, “Equity Incentives”), including performance-based Equity Incentives counted assuming a target level of performance, issued and held as part of a non-employee director’s or executive’s long-term incentive compensation, that are scheduled to vest in the next 12 months;

•	The net cash value of outstanding vested options, divided by the Company’s closing share price as of the date of measurement; and

•	Shares held in trust for the benefit of the non-employee director or executive, subject to the approval of the Compensation Committee.

There was no timeframe within which non-employee directors, the Chief Executive Officer and executive officers had to attain the required levels of ownership; however, they were required to retain 50% of the after-tax shares received upon exercise or vesting of Company-delivered equity until they had attained the applicable share ownership level. In the event of non-compliance with the Company’s share ownership guidelines, the Compensation Committee could take such actions as it might determine to be appropriate in order to achieve the purposes of the Company’s share ownership guidelines.

Each of the Named Executive Officers owned the number of shares required under the Company’s share ownership guidelines as of March 1, 2017.

Trading Controls and Derivatives; Prohibition on Hedging and Pledging

Generally, trading by the Company’s non-employee directors and employees in the Company’s shares was permitted only during announced trading periods. Non-employee directors and employees who were subject to trading restrictions, including the Named Executive Officers, could enter into a trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934. These trading plans could be entered into only during an open trading period and had to be approved in advance by the Company. The Company’s non-employee directors and employees, including the Named Executive Officers, could not engage in short sales of the Company’s shares, purchase or sell options on the Company’s shares or trade in puts, calls, straddles, equity swaps or other derivative securities that were directly linked to the Company’s shares. In addition, the Company’s non-employee directors and employees could not pledge the Company’s shares to secure new or existing loans.

Compensation Determinations for 2016

Company Performance. In 2016, the Compensation Committee measured the Company’s performance based on Operating ROE (which excludes after-tax realized investment gains and losses, foreign exchange gains and losses and expenses associated with the Montpelier and Sompo transactions) and the achievement of the Company’s strategic objectives. The Company’s performance relative to the 2016 non-financial strategic objectives established by the Compensation Committees is set forth in the table below:

2016 Company Target Operating ROE	Actual Operating ROE
7.0%	6.6%

2016 Company Strategic Objectives	Status
Non-Financial Objectives
- Targeted strategic acquisition goals	Ö
- Continued development of the Company’s international insurance operations	Ö
- Completion of the integration of Montpelier’s business and operations	Ö

Financial Objectives
Insurance Segment
- Gross written premiums	≈
- Pre G&A underwriting ratio	≈
- Return on consumed capital	X
Reinsurance Segment
- Targeted strategic acquisition goals	≈
- Pre G&A underwriting ratio	Ö
- Return on consumed capital	Ö
Investments
- Risk adjusted investment return	≈
- Investment performance against the portfolio strategic benchmark	X
- Total investment return	≈
- Net investment income	X
Capital
- Capital levels versus internal targets	Ö
G&A Expenses
- Aggregate net G&A expenditures	Ö

Ö signifies met or exceeded
≈ signifies partially attained
X signifies not attained

The Company’s performance in 2016 was influenced by the higher level of catastrophe losses, offset in part by the positive impact of the significant underwriting and strategic investments made by the Company. In evaluating the Company’s performance, the Compensation Committee also took into account the Company’s entry into the transaction with Sompo. For a more detailed description of the Company’s financial results, please see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

Base Salaries. Base salaries for the Named Executive Officers were not increased by the Compensation Committee in 2016.

Annual Incentive Compensation. The 6.6% Operating ROE (which excludes after-tax realized investment gains and losses, foreign exchange gains and losses and expenses associated with the Montpelier and Sompo transactions) achieved by the Company in 2016 resulted in an indicated performance adjustment slightly below the target annual incentive compensation of the Named Executive Officers. The Named Executive Officers’ individual performance, including their contribution towards the Company’s strategic objectives, resulted in an indicated average individual performance adjustment slightly above their target annual incentive compensation. The Operating ROE and individual performance adjustments are averaged with an equal weight to determine the Named Executive Officers’ performance adjustments to their target levels of annual incentive compensation. The table below lists the actual 2016 annual incentive compensation for the Named Executive Officers:

Name	2016 Annual Incentive Target(1)		2016 Performance Adjustment Percentage		2016 Annual Incentive Performance Adjusted Target	2016 Annual Incentive Compensation Amount
John R. Charman(2)	—	X	—	=	—	—
Michael J. McGuire	110%	X	100%	=	110%	$632,500
John A. Kuhn	120%	X	100%	=	120%	$960,000
John V. Del Col	100%	X	100%	=	100%	$500,000
Brian W. Goshen	100%	X	100%	=	100%	$500,000

(1)	Targets and adjusted targets are expressed as percentages of the Named Executive Officers’ base salary.
(2)	Mr. Charman was not eligible to receive annual incentive compensation.

Long-Term Incentive Compensation. The 2016 target long-term incentive compensation delivered to each Named Executive Officer was in the form of cash (subject to the repayment obligation described below), with the target amount of the long-term incentive cash award adjusted for past performance at a rate above or below target equal to one half of the performance adjustment made to each Named Executive Officer’s annual incentive target. For 2016, both the annual incentive compensation and the long-term incentive compensation for the Named Executive Officers were at target.

The table below lists the long-term incentive plan performance adjusted compensation percentages and indicated long-term incentive cash award value as it relates to the 2016 performance year for the Named Executive Officers:

	2016 Long-Term Incentive Cash (Percentage of Target)	2016 Long-Term Incentive Cash
John R. Charman (1)	—	—
Michael J. McGuire	100%	$920,000
John A. Kuhn	100%	$1,440,000
John V. Del Col	100%	$750,000
Brian W. Goshen	100%	$750,000

(1)	Mr. Charman was not eligible to receive long-term incentive compensation.

Due to the pending transaction between the Company and Sompo, the long-term incentive compensation delivered to each Named Executive Officer in respect of the 2016 performance year was in the form of cash subject to a one year repayment obligation. The long-term incentive cash award granted to each Named Executive Officer vested upon grant, with a repayment obligation should the Named Executive Officer depart the employment of the Company voluntarily or involuntarily for “cause” on or before February 28, 2018.

Total Compensation. In February 2017, the Compensation Committee reviewed the preliminary compensation amounts for the Named Executive Officers, other than the Chief Executive Officer, produced by the indicated performance adjustments to determine whether the process had yielded appropriate annual and long-term incentive compensation in the context of events as they occurred during the year. In addition, the Compensation Committee reviewed the other compensation elements, including benefits and perquisites, of the Named Executive Officers. Following its review of these compensation elements, the Compensation Committee determined that these elements of compensation were reasonable in the aggregate and no adjustments were necessary. As a result, the total 2016 compensation of the Named Executive Officers was set by the Compensation Committee as follows:

Name	Annual Base Salary	Annual Incentive Compensation	Long-Term Incentive Cash Award	Total(2)
John R. Charman (1)	$100	—	—	$100
Michael J. McGuire	$575,000	$632,500	$920,000	$2,127,500
John A. Kuhn	$800,000	$960,000	$1,440,000	$3,200,000
John V. Del Col	$500,000	$500,000	$750,000	$1,750,000
Brian W. Goshen	$500,000	$500,000	$750,000	$1,750,000

(1)	Mr. Charman was not eligible to receive annual or long-term incentive compensation.
(2)	The compensation information in the table above differs from the calculation of total compensation in the Summary Compensation Table below, primarily by not including (a) the value of restricted shares granted in March of 2016 in recognition of performance during 2015 from the “Stock Awards” column in the Summary Compensation Table and (b) the value of compensation and perquisites from the “All Other Compensation” column in the Summary Compensation Table.

U.S. Tax Considerations

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to certain executives, although performance based compensation arrangements may qualify for an exemption from the deduction limit if they satisfy various requirements under Section 162(m). For the Company, this rule has limited effect because the Company is headquartered and operates in Bermuda. Therefore, although the Company is aware of and considered the impact of this rule when developing and implementing its executive compensation program, the requirements of Section 162(m) did not have a material impact on the operation of the Company’s executive compensation program.

Shareholder Engagement

The Company had an active shareholder engagement program, and we regularly spoke with a broad spectrum of our shareholders on a variety of topics throughout the year. This allowed us to provide perspective on Company policies and practices, stay attuned to shareholder sentiment on a variety of corporate governance and executive compensation topics and to incorporate shareholders’ views into our policies where appropriate.

At our 2016 Annual General Meeting of Shareholders, our shareholders expressed their support for our executive officer compensation practices, with approximately 71% of the votes cast in favor of our say-on-pay proposal.

Compensation Committee Report

Messrs. Norman Barham, Galen R. Barnes, Morgan W. Davis and Robert A. Spass and Dr. Susan S. Fleming served on the Compensation Committee until the closing of the Sompo transaction on March 28, 2017. Mr. Barham served as Chairman of the Compensation Committee. Prior to the closing of the Sompo transaction, the Compensation Committee reviewed and discussed the Compensation Discussion and Analysis with the management of the Company and, based upon this discussion, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Amendment.

Respectfully submitted,

Norman Barham (Chairman)

Galen R. Barnes

Morgan W. Davis

Susan S. Fleming, PhD.

Robert A. Spass

March 27, 2017

Executive Compensation Tables

Summary Compensation Table

The following Summary Compensation Table sets forth, for the three years ended December 31, 2016, 2015 and 2014, the compensation for services in all capacities earned by the Company’s Chief Executive Officer, Chief Financial Officer and its three most highly compensated executive officers.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
John R. Charman	2016	$100	—	—	—	$717,097	$717,197
Chief Executive Officer	2015	$100	—	—	—	$924,543	$924,643
	2014	$100	—	—	—	$632,892	$632,992

Michael J. McGuire	2016	$575,000	—	$1,126,606	$1,552,500	$304,722	$3,558,828
Chief Financial Officer	2015	$506,250	—	$1,026,513	$1,106,875	$286,129	$2,925,767
	2014	$500,000	—	$525,468	$883,438	$237,414	$2,146,320

John A. Kuhn	2016	$800,000	—	$1,763,353	$2,400,000	$321,378	$5,284,731
Chief Executive Officer,	2015	$708,333	—	$1,473,826	$1,680,000	$317,959	$4,180,118
Global Insurance	2014	$700,000	—	$683,077	$1,333,063	$166,129	$2,882,269

John V. Del Col	2016	$500,000	—	$918,415	$1,250,000	$234,846	$2,903,261
General Counsel(1)	2015	$500,000	—	$801,959	$875,000	$232,359	$2,409,318

Brian W. Goshen	2016	$500,000	—	$908,779	$1,250,000	$78,072	$2,736,851
Chief Administrative Officer	2015	$408,333	—	$641,592	$875,000	$76,031	$2,000,956
	2014	$341,026	$1,128,500	$208,440	$514,000	$38,279	$2,230,245

(1)	Compensation for Mr. Del Col is provided only for 2016 and 2015 because he was not a Named Executive Officer in 2014.

Salary. The amount of salary stated above differs from the annual base rate salary for each of the Named Executive Officers below due to certain Named Executive Officers commencing employment with the Company after the start of the applicable calendar year and the effective date of salary increases applicable to certain Named Executive Officers falling during the calendar year (rather than at year-end). The table below sets forth the annual base rate salary of the Named Executive Officers for the past three years.

Name	Year	Annual Base Rate Salary(1)
John R. Charman	2016	$100
	2015	$100
	2014	$100

Michael J. McGuire	2016	$575,000
	2015	$575,000
	2014	$500,000

John A. Kuhn	2016	$800,000
	2015	$800,000
	2014	$700,000

John V. Del Col	2016	$500,000
	2015	$500,000

Brian W Goshen	2016	$500,000
	2015	$500,000
	2014	$400,000

(1)	The annual base salaries of Messrs. McGuire, Kuhn and Goshen were increased by the Compensation Committee on December 1, 2015 from $500,000, $700,000 and $500,000 per annum, respectively, following a review by the Compensation Committee of a competitive market analysis that was conducted by F.W. Cook. Neither Mr. McGuire nor Mr. Kuhn received a salary increase during the prior three years.

Bonus. In 2014, Mr. Goshen received a $1,000,000 cash payment upon joining the Company as compensation for foregone unvested long-term compensation at his prior employer. In the event Mr. Goshen’s service with the Company was severed by the Company for cause or by Mr. Goshen without good reason on or prior to February 24, 2016, Mr. Goshen would have had to repay to the Company the full amount of such cash payment. In addition, in 2014 Mr. Goshen received a $128,500 special bonus in recognition of his assumption of additional responsibilities as Chief Administrative Officer of the Company. Other than as delivered to Mr. Goshen in 2014, the Company paid no discretionary bonuses, or bonuses based on performance metrics that were not pre-established and communicated to the Named Executive Officers for 2016, 2015 and 2014. All annual incentive awards for 2016, 2015 and 2014 were performance based. These payments, which were made under the Company’s annual performance based incentive program, are reported in the Non-Equity Incentive Plan Compensation column.

Stock Awards. The amounts reported in the Stock Awards column reflect the aggregate grant date fair value, computed in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718, of restricted shares granted during 2016, 2015 and 2014. The amounts reported in the Stock Awards column are the sum of the values of the performance-based restricted shares granted and time-based restricted share granted. The value of the performance-based restricted shares is measured at the grant date using a Monte Carlo simulation based on pre-established targets relating to certain performance based measures achieved by the Company. The values of the time-based restricted shares are determined by multiplying the number of restricted shares granted by the closing price per share on the date of grant. The restricted share awards were granted as part of the Company’s long-term incentive plan in March of the year listed in respect of the performance of the Company and the Named Executive Officers in the previous year. The table below sets forth the amount that each of the restricted share grants comprised of the total amount reported in the Stock Awards column for each Named Executive Officer.

Name	Year	Value of Performance-Based Restricted Shares Granted	Value of Time- Based Restricted Shares Granted	Total Reported in Stock Awards Column
John R. Charman	2016	—	—	—
	2015	—	—	—
	2014	—	—	—

Michael J. McGuire	2016	$470,232	$656,374	$1,126,606
	2015	$478,349	$548,164	$1,026,513
	2014	—	$525,468	$525,468

John A. Kuhn	2016	$735,982	$1,027,371	$1,763,353
	2015	$669,602	$804,224	$1,473,826
	2014	—	$683,077	$683,077

John V. Del Col	2016	$383,324	$535,091	$918,415
	2015	$373,688	$428,271	$801,959

Brian W. Goshen	2016	$373,688	$535,091	$908,779
	2015	$298,950	$342,642	$641,592
	2014	—	$208,440	$208,440

Additional information on all outstanding restricted shares is reflected in the 2016 Outstanding Equity Awards at Fiscal Year-End table. For additional information regarding the stock awards, see Note 16 to Consolidated Financial Statements in this Form 10-K.

Option Awards. The Company did not issue any option awards in 2016, 2015 or 2014.

Non-Equity Incentive Plan Compensation. The amounts reported in the Non-Equity Incentive Plan Compensation column reflect (a) the amounts earned and payable to each Named Executive Officer under the Company’s annual incentive plan and (b) the long-term incentive cash awards earned and payable to each Named Executive Officer for the 2016 performance year (subject to the repayment obligation described below). The table below sets forth the amount that each of the annual incentive compensation and long-term incentive cash compensation comprised of the total amount reported in the Non-Equity Incentive Plan Compensation column for each Named Executive Officer.

Name	Year	Annual Incentive Compensation	Long-Term Incentive Cash Compensation	Total Reported in Non- Equity Incentive Plan Column
John R. Charman	2016	—	—	—
	2015	—	—	—
	2014	—	—	—

Michael J. McGuire	2016	$632,500	$920,000	$1,552,500
	2015	$1,106,875	—	$1,106,875
	2014	$883,438	—	$883,438

John A. Kuhn	2016	$960,000	$1,440,000	$2,400,000
	2015	$1,680,000	—	$1,680,000
	2014	$1,333,063	—	$1,333,063

John V. Del Col	2016	$500,000	$750,000	$1,250,000
	2015	$875,000	—	$875,000

Brian W. Goshen	2016	$500,000	$750,000	$1,250,000
	2015	$875,000	—	$875,000
	2014	$514,000	—	$514,000

The annual incentive compensation delivered to the Named Executive Officers was earned in the year indicated and immediately available to the Named Executive Officers upon delivery in February or March of the following year. Due to the pending transaction between the Company and Sompo (which would result in the vesting and liquidation of any restricted shares granted), the long-term incentive compensation for the 2016 performance year, which would normally be delivered in the form of restricted shares, was delivered to each Named Executive Officer was in the form of cash, subject to a one year repayment obligation. The long-term incentive cash compensation was earned and immediately available to the Named Executive Officers upon delivery in March 2017, provided that in the event a Named Executive Officer’s service with the Company is severed by the Company for cause or by the Named Executive Officer on or prior to February 28, 2018, the Named Executive Officer must repay to the Company the full amount of such long-term incentive cash payment. The annual incentive compensation and long-term incentive cash compensation payments delivered to the Named Executive Officers in respect of the 2016 performance year were determined as described in “Compensation Discussion and Analysis – Elements of the Company’s Compensation Program.”

Change in Pension Value and Nonqualified Deferred Compensation Earnings. The Company does not have any defined benefit or actuarial pension plans (including supplemental plans), and did not provide above-market or preferential earnings on compensation that is deferred on a basis that is not tax-qualified (including earnings on nonqualified defined contribution plans) to any of the Named Executive Officers in 2016.

All Other Compensation. The amounts reported in the All Other Compensation column reflect, for each Named Executive Officer, the sum of the incremental cost to the Company of the (i) perquisites and other personal benefits and (ii) additional compensation required by the SEC rules to be separately quantified amounts. The following table and the narrative following the table sets forth and describes each of the amounts included in the All Other Compensation column for the Named Executive Officers in 2016.

	John R. Charman	Michael J. McGuire	John A. Kuhn	John V. Del Col	Brian W. Goshen
Housing	—	$132,000	$198,000	$74,400	—
Transportation	$115,759	—	—	$10,872	—
Financial & Tax Planning	$9,324	$29,100	$25,000	$4,000	$25,000
Tax Reimbursement	$567,573	$63,942	$2,087	$85,849	—
Company Contributions to Defined Contribution Plan	—	$26,500	$26,500	$26,500	$26,500
Company Contributions to Supplemental Defined Contribution Plan	—	—	—	—	$23,500
Payments in Lieu of Company Contributions to Supplemental Defined Contribution Plan	—	$38,750	$66,875	$29,375	—
Life Insurance Premiums	$24,441	$4,980	$2,916	$3,850	$3,072
Club Dues	—	$9,500	—	—	—
Total	$717,097	$304,772	$321,378	$234,846	$78,072

Housing Expenses. The Company reimbursed Messrs. McGuire, Kuhn and Del Col, each of whom is an expatriate employee, for expenses related to housing required for the executives’ performance of their obligations to the Company.

Transportation Expenses. The Company reimbursed Mr. Charman for the cost of corporate charter aircraft for up to 12 personal trips between Bermuda and the east coast of the United States, as specified in Mr. Charman’s employment contract. None of the Company’s other senior executives used any corporate charter aircraft for personal flights. The Company reimbursed Mr. Del Col for transportation expenses between his home in the United States and his Bermuda office.

Financial and Tax Planning Expenses. Due to the additional complexities associated with the taxation of expatriate benefits and senior executive compensation, the Company reimbursed the Named Executive Officers for the cost of financial and tax planning assistance.

Tax Reimbursement Payments. The Company reimbursed Mr. Charman, a non-U.S. citizen resident in Bermuda, for certain incremental tax expenses incurred as a result of required travel to the U.S. for Company business, as approved by our Compensation Committee. The reimbursement of Mr. Charman was limited to the incremental tax expense incurred by Mr. Charman as a result of such Company travel in the U.S. and was dependent upon Mr. Charman’s business income for each year, which varied based upon tax realization events related to previously granted equity incentive compensation. Mr. Charman’s reimbursement was not grossed up by the Company. In order to accommodate the unique characteristics of the Bermuda expatriate employment market, including the need for travel to and from the island and the cost of living and maintaining a residence, to the extent the Company’s housing expense reimbursement, transportation expense reimbursement, tax preparation fee, or Bermuda social insurance tax payments were deemed to be taxable income to Messrs. McGuire, Kuhn and Del Col, the Company grossed the executive up for any home country taxes payable on the additional income.

Company Contributions to Defined Contribution Plan. The Company made contributions to certain Named Executive Officer’s accounts under the Company’s 401(k) Plan on the same terms and using the same formulas as other participating employees of the Company.

Company Contributions to Supplemental Defined Contribution Plan. The Company made contributions to Mr. Goshen’s Supplemental Defined Contribution Plan account. The Supplemental Defined Contribution Plan permits eligible employees to accumulate additional retirement income through a non-qualified deferred compensation plan that enables them to make salary and bonus contributions in excess of those allowed under the Company’s 401(k) Plan and to receive discretionary employer contributions.

Payments in Lieu of Company Contributions to Supplemental Defined Contribution Plan. To the extent a Named Executive Officer’s eligible compensation exceeded the Internal Revenue Code compensation limits for contributions into the Company’s 401(k) Plan and the Named Executive Officer was ineligible to participate in the Company’s Supplemental Defined Contribution Plan, the Company made payments to the Named Executive Officer equal to 125% of the additional contribution that would have been made on behalf of such Named Executive Officer to the Company’s 401(k) had such compensation limits not existed.

Life Insurance Premiums. The Company provided life insurance to all employees, including the Named Executive Officers, with coverage levels varying by income, level within the organization and the location (country) for which the employee worked.

Club Dues. The Company reimbursed Mr. McGuire for a club membership in Bermuda.

Grants of Plan-Based Awards

The following table sets forth the grants of plan-based awards to the Named Executive Officers during the year ended December 31, 2016.

Name		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (3)
	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum
John R. Charman	—	—	—	—	—	—	—	—	—	—	—
Michael J. McGuire	3/1/16	—	$632,500	$1,265,000	10,288	17,771	25,254	—	—	—	$1,126,606
John A. Kuhn	3/1/16	—	$960,000	$1,920,000	16,103	27,815	39,527	—	—	—	$1,763,353

Name		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (3)
	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum
John V. Del Col	3/1/16	—	$500,000	$1,000,000	8,387	14,487	20,587	—	—	—	$918,415
Brian W. Goshen	3/1/16	—	$500,000	$1,000,000	8,387	14,487	20,587	—	—	—	$918,415

(1)	The amounts above represent the potential target and maximum payouts for the Named Executive Officers under the Company’s annual incentive compensation plan during the year ended December 31, 2016. The potential target and maximum annual incentive compensation payouts for certain of the Named Executive Officers were increased by the Compensation Committee in December 2015. Further discussion on the Company’s annual incentive compensation plan can be found in “Compensation Discussion and Analysis — Elements of the Company’s Compensation Program — Annual Incentive Compensation.” The final 2016 payouts for the Named Executive Officers can be found under “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.
(2)	The amounts above represent the number of restricted shares granted to the Named Executive Officers in March 2016 that could vest upon satisfaction of the applicable conditions under the 2007 Equity Incentive Plan and the associated restricted share agreement. The performance period for the performance-based restricted shares was from January 1, 2016 to December 31, 2018 or the date of the acquisition of 100% of the outstanding ordinary shares of the Company by Sompo (the “Merger”), if earlier. Further discussion on the Company’s 2016 long-term incentive compensation plan can be found in “Compensation Discussion and Analysis — Elements of the Company’s Compensation Program — Equity Incentive Compensation.”
(3)	The grant date fair value amounts reported above represent the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of restricted shares granted in 2016. The amounts reported in this column for restricted shares are: (a) with respect to performance-based restricted shares, the number of performance-based restricted shares granted to the Named Executive Officers during 2016 multiplied by value measured at the grant date using a Monte Carlo simulation based on pre-established targets relating to certain performance based measures achieved by the Company; and (b) with respect to time-based restricted shares, the number of time-based restricted shares granted to the Named Executive Officers during 2016 multiplied by the closing price per share on the date of grant. For additional information regarding the stock and option awards, see Note 16 to the Consolidated Financial Statements in this Form 10-K.

Equity Holdings and Value Realization

Outstanding Equity Awards at Fiscal Year End. The following table sets forth the outstanding option and stock awards held by the Named Executive Officers as of December 31, 2016.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
John R. Charman	5/28/13	—	160,000	—	$48.20	5/28/23	141,778	(2)	13,100,287	—		—

Michael J. McGuire	3/1/13	—	—	—	—	—	2,618	(3)	241,903	—		—
	3/3/14	—	—	—	—	—	5,076	(4)	469,022	—		—
	3/1/15	—	—	—	—	—	6,468	(5)	597,643	—		—
	3/1/15	—	—	—	—	—	—		—	6,618	(6)	611,503
	3/1/16	—	—	—	—	—	10,288	(7)	950,611	—		—
	3/1/16	—	—	—	—	—	—		—	7,483	(8)	691,429

John A. Kuhn	3/1/13	—	—	—	—	—	3,699	(3)	341,788	—		—
	3/3/14	—	—	—	—	—	6,599	(4)	609,748	—		—
	3/1/15	—	—	—	—	—	9,489	(5)	876,784	—		—
	3/1/15	—	—	—	—	—	—		—	9,264	(6)	855,994
	3/1/16	—	—	—	—	—	16,103	(7)	1,487,917	—		—
	3/1/16	—	—	—	—	—	—		—	11,712	(8)	1,082,189

John V. Del Col	3/1/13	—	—	—	—	—	2,049	(3)	189,328	—		—
	3/3/14	—	—	—	—	—	4,062	(4)	375,329	—		—
	3/1/15	—	—	—	—	—	5,053	(5)	466,897	—		—
	3/1/15	—	—	—	—	—	—		—	5,170	(6)	477,708
	3/1/16	—	—	—	—	—	8,387	(7)	774,959	—		—
	3/1/16	—	—	—	—	—	—		—	6,100	(8)	563,640

Brian W. Goshen	2/24/14	—	—	—	—	—	1,000	(3)	92,400	—		—
	3/1/15	—	—	—	—	—	4,043	(5)	373,573	—		—
	3/1/15	—	—	—	—	—	—		—	4,136	(6)	382,166
	3/1/16	—	—	—	—	—	8,387	(7)	774,959	—		—
	3/1/16	—	—	—	—	—	—		—	6,100	(8)	563,640

(1)	Market values of restricted shares were determined based on a closing price of the Company’s ordinary shares of $92.40 on December 30, 2016.

(2)	Time-based restricted shares with one remaining vesting date, vesting 100% on May 28, 2017 or the date of the Merger, if earlier.
(3)	Time-based restricted shares with one remaining vesting date, vesting 100% on March 1, 2017.
(4)	Time-based restricted shares with two remaining vesting dates, vesting 50% on each of March 1, 2017 and March 1, 2018 or the date of the Merger, if earlier.
(5)	Time-based restricted shares with three remaining vesting dates, vesting 33% on each of March 1, 2017, March 1, 2018 and March 1, 2019 or the date of the Merger, if earlier.
(6)	Performance-based restricted shares which vest on March 1, 2018 or the date of the Merger, if earlier. The amounts shown above represent the number of performance-based restricted shares at the target award level for the period from January 1, 2015 to December 31, 2016. The number of performance-based restricted shares ultimately vesting on March 1, 2018 is determined based upon the cumulative performance from January 1, 2015 to December 31, 2017 or through the date of the Merger, if earlier.
(7)	Time-based restricted shares with four remaining vesting dates, vesting 25% on each of March 1, 2017, March 1, 2018, March 1, 2019 and March 1, 2020 or the date of the Merger, if earlier.
(8)	Performance-based restricted shares which vest on March 1, 2019 or the date of the Merger, if earlier. The amounts shown above represent the number of performance-based restricted shares at the target award level for the period from January 1, 2016 to December 31, 2016. The number of performance-based restricted shares ultimately vesting on March 1, 2019 is determined based upon the cumulative performance from January 1, 2016 to December 31, 2018 or through the date of the Merger, if earlier.

Option Exercises and Stock Vested. The following tables set forth the stock awards vested by the Named Executive Officers during the year ended December 31, 2016.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (1) (#)	Value Realized on Exercise (2) ($)	Number of Shares Acquired on Vesting (3) (#)	Value Realized on Vesting (4) ($)
John R. Charman	160,000	3,155,200	141,778	9,528,899
Michael J. McGuire	—	—	11,598	739,952
John A. Kuhn	—	—	13,562	865,256
John V. Del Col	—		9,096	580,325
Brian W. Goshen	—	—	2,347	149,739

(1)	Represents total number of options exercised during the period.
(2)	Represents the net dollar value of the total number of options that were exercised during the period based on the closing price of the ordinary shares on the date of exercise ($67.92 per share), less the exercise price ($48.20 per share).
(3)	Represents total number of restricted shares vested during the period.
(4)	Represents the dollar value of the total number of restricted shares that vested during the period based on the closing price of the ordinary shares on the date of vesting (or, if not a trading day, the trading day immediately preceding the date of vesting).

Post-Employment Benefits

Pension Benefits

The Company did not have or provide for any of its employees, including the Named Executive Officers, a plan that provides for specified retirement payments or benefits in 2016.

Nonqualified Deferred Compensation

In the United States, the Company maintains a Supplemental Defined Contribution Plan, which is designed to permit eligible participants to accumulate additional retirement income through a nonqualified deferred compensation plan that enables such participants to make salary deferrals of up to 100% of their salary in excess of deferrals allowed under the Company’s 401(k) Plan, to make additional deferrals from their bonus payments of up to 100% of their bonus and to receive discretionary employer contributions. Each year, the Company makes a discretionary contribution to all participants in the Supplemental Defined Contribution Plan expressed as a percentage of such participant’s base salary that exceeds the Internal Revenue Code maximum under the Company’s 401(k) Plan. For 2016, Mr. Goshen was the only Named Executive Officer eligible to participate in the Supplemental Defined Contribution Plan. In lieu of participation in the Supplemental Defined Contribution Plan, the Company made payments to Messrs. McGuire, Kuhn and Del Col equal to 125% of the additional contribution that would have been made on behalf of such Named Executive Officer to the Company’s 401(k) had such compensation limits not existed. The additional contributions are listed in the Summary Compensation Table in the “All Other Compensation” category.

Employment Contracts

Chief Executive Officer. On May 28, 2013, the Company entered into an employment agreement (the “Charman Employment Agreement”) with Mr. Charman, in connection with his appointment to the positions of Chairman of the Board and Chief Executive Officer. On October 5, 2016, in connection with its entry into the agreement and plan of merger for the acquisition of 100% of the outstanding ordinary shares of the Company by Sompo (the “Merger Agreement”), Sompo required that Mr. Charman execute and deliver an amended and restated employment agreement, subject to and effective as of the closing of the Merger. As the Charman Employment Agreement remained in effect through the closing of the Merger and was in effect as of December 31, 2016, the description below is for the Charman Employment Agreement prior to its amendment and restatement in conjunction with the Merger.

The Charman Employment Agreement was for a five year term, followed by automatic one-year renewals, unless notice of separation from service was provided by the Company or Mr. Charman at least 90 days prior to the end of the term. Non-renewal of the Charman Employment Agreement by the Company was deemed to be a separation of Mr. Charman’s employment with the Company without cause, entitling Mr. Charman to any compensation accruing to him under such circumstances. The Charman Employment Agreement specified that Mr. Charman was to receive a $100 annual base salary and was not eligible to earn annual incentive compensation or long-term incentive compensation during the initial five-year term of the Charman Employment Agreement. The Charman Employment Agreement provided for reimbursement of business travel expenses for Mr. Charman and the reimbursement of certain limited personal travel expenses of Mr. Charman and his family between Bermuda and the East Coast of the United States.

Under the Charman Employment Agreement, the Company could separate Mr. Charman’s service from the Company as a result of disability, for cause or without cause. Mr. Charman could separate his service from the Company at any time, with or without good reason. Mr. Charman’s service from the Company would automatically be severed upon his death.

Under the Charman Employment Agreement, in the event of separation of Mr. Charman’s service from the Company (a) by the Company without cause, (b) by the Company due to Mr. Charman’s death or disability or (c) by Mr. Charman for good reason, Mr. Charman would be entitled to severance that includes acceleration of the vesting of 50% of his unvested restricted shares and options, compensation for accrued and unpaid vacation days, reimbursement of prior business expenses and other employee benefits to which employees of the Company were generally entitled. The payments and benefits to which Mr. Charman was entitled upon the severance of his service are further discussed below in the section captioned “Potential Payments Upon Termination of Employment or a Change in Control.”

To receive the severance described above, Mr. Charman was required to execute a general release of claims against the Company. Mr. Charman’s severance could be delayed for six months following his separation from service with the Company if such delay in payments was necessary to comply with U.S. Internal Revenue Code Section 409A. In addition, Mr. Charman’s severance could be reduced to the extent such severance was subject to any excise tax imposed under Internal Revenue Code Section 4999.

Under the Charman Employment Agreement, Mr. Charman was subject to non-solicitation provisions, as well as ongoing confidentiality, intellectual property and non-disparagement requirements. Mr. Charman’s non-solicitation obligations extended for one year following his separation from service.

Chief Financial Officer. On January 6, 2016, the Company entered into an Amended and Restated Employment Agreement with Mr. McGuire (the “McGuire Employment Agreement”). The McGuire Employment Agreement was substantially the same as the employment agreement it replaced, except for a lengthening of the executive’s notice period for a separation from service by the executive without good reason (and an elimination of post-employment compensation and non-competition obligations under such circumstances), an update to the financial planning reimbursement benefit, additional provisions regarding the interpretation of the McGuire Employment Agreement under Section 409A of the U.S. Internal Revenue Code and an update to Mr. McGuire’s base salary. On October 5, 2016, in connection with its entry into the Merger Agreement, Sompo required that Mr. McGuire execute and deliver an amended and restated employment agreement, subject to and effective as of the closing of the Merger. As the McGuire Employment Agreement remained in effect through the closing of the Merger and was in effect as of December 31, 2016, the description below is for the McGuire Employment Agreement prior to its amendment and restatement in conjunction with the Merger.

The McGuire Employment Agreement was for a one year initial term, followed by automatic one-year renewals unless three months’ notice was provided by the Company or six months’ notice was provided by Mr. McGuire. Termination by the Company of the McGuire Employment Agreement constituted separation from service by the Company without cause. The McGuire Employment Agreement specified for Mr. McGuire an annual base salary of $575,000, subject to increase in the discretion of the Board of Directors of the Company. The McGuire Employment Agreement also provided Mr. McGuire with the opportunity to earn annual incentive compensation and long-term incentive compensation, each payable at the discretion of the Board of Directors of the Company. The target annual incentive opportunity specified in the McGuire Employment Agreement was 110% of base salary and the long-term incentive opportunity specified in the McGuire Employment Agreement was 160% of base salary. The McGuire Employment Agreement provided for reimbursement for Bermuda housing and travel expenses, as well as a gross-up on U.S. taxes arising from the housing and travel expense reimbursements.

Under the McGuire Employment Agreement, the Company could separate the service of Mr. McGuire from the Company as a result of disability, for cause or without cause. Mr. McGuire could separate his service from the Company at any time without good reason and with good reason during a period starting three months prior to and ending two years after a change in control of the Company. The service of Mr. McGuire would automatically be severed upon the death of Mr. McGuire.

Under the McGuire Employment Agreement, in the event of separation of the service of Mr. McGuire from the Company, Mr. McGuire would be entitled to severance that varied depending upon the circumstances of separation. Mr. McGuire’s severance benefits under the McGuire Employment Agreement upon separation from service were as follows:

By the Company with Cause	By the Company without Cause

•       Accrued base salary through the date of separation

•       Unreimbursed business expenses

•       Accrued and unpaid vacation days

•       Up to three months’ housing expense reimbursement

•       Relocation expenses from Bermuda

•       Reimbursement of one year of tax preparation expenses

•       Accrued base salary through the date of separation

•       Unreimbursed business expenses

•       Accrued and unpaid vacation days

•       Up to three months’ housing expense reimbursement

•       Relocation expenses from Bermuda

•       Reimbursement of one year of tax preparation expenses

•       Any fully earned but unpaid annual incentive compensation for the previously completed calendar year

•       A prorated portion of annual incentive compensation, calculated at target, for the current calendar year

• Nine months of base salary • Nine months continuation of medical, dental, vision and life insurance • The value of 50% of unvested long-term incentive awards

By Mr. McGuire with Good Reason	By Mr. McGuire without Good Reason or Upon Mr. McGuire’s Retirement

•       Accrued base salary through the date of separation

•       Unreimbursed business expenses

•       Accrued and unpaid vacation days

•       Up to three months’ housing expense reimbursement

•       Relocation expenses from Bermuda

•       Reimbursement of one year of tax preparation expenses

•       Accrued base salary through the date of separation

•       Unreimbursed business expenses

•       Accrued and unpaid vacation days

•       Up to three months’ housing expense reimbursement

•       Relocation expenses from Bermuda

•       Reimbursement of one year of tax preparation expenses

By the Company without Cause or by Mr. McGuire with Good Reason following a Change in Control	Upon Mr. McGuire’s Death or Disability

•       Accrued base salary through the date of separation

•       Unreimbursed business expenses

•       Accrued and unpaid vacation days

•       Up to three months’ housing expense reimbursement

•       Relocation expenses from Bermuda

•       Reimbursement of one year of tax preparation expenses

•       Any fully earned but unpaid annual incentive compensation for the previously completed calendar year

•       A prorated portion of annual incentive compensation, calculated at target, for the current calendar year

•       Nine months of base salary

•       Nine months continuation of medical, dental, vision and life insurance

•       The value of 50% of unvested long-term incentive awards

•       The average of the annual incentive awards over the past three years

•       Accrued base salary through the date of separation

•       Unreimbursed business expenses

•       Accrued and unpaid vacation days

•       Up to three months’ housing expense reimbursement

•       Relocation expenses from Bermuda

•       Reimbursement of one year of tax preparation expenses

•       Any fully earned but unpaid annual incentive compensation for the previously completed calendar year

•       A prorated portion of annual incentive compensation, calculated at target, for the current calendar year

The amount of the payments and benefits to which Mr. McGuire would be entitled if a severance of his service occurred on December 31, 2016 are discussed below in the section captioned “Potential Payments Upon Termination of Employment or a Change in Control.”

To receive the severance described above, Mr. McGuire would be required to execute a general release of claims against the Company. The severance of Mr. McGuire could be delayed for six months following a separation from service with the Company if such delay in payments was necessary to comply with U.S.

Internal Revenue Code Section 409A. In addition, the severance payments could be reduced to the extent such severance was subject to any excise tax imposed under Internal Revenue Code Section 4999 as a result of the application of Internal Revenue Code Section 280G.

Under the McGuire Employment Agreement, Mr. McGuire was subject to non-competition and non-solicitation provisions during Mr. McGuire’s notice period and for a period of six months after separation from service (other than as a result of Mr. McGuire’s death or Mr. McGuire’s separation from service without good reason), and ongoing confidentiality, intellectual property and non-disparagement requirements.

Chief Executive Officer, Global Insurance. On January 27, 2016, the Company entered into an Amended and Restated Employment Agreement with Mr. Kuhn (the “Kuhn Employment Agreement”). The Kuhn Employment Agreement was substantially the same as the employment agreement it replaced, except for a lengthening of the executive’s notice period for a separation from service by the executive without good reason (and an elimination of post-employment compensation and non-competition obligations under such circumstances), an update to the financial planning reimbursement and housing allowance benefits, additional provisions regarding the interpretation of the Kuhn Employment Agreement under Section 409A of the U.S. Internal Revenue Code and updates to Mr. Kuhn’s base salary, target annual incentive compensation opportunity and long-term incentive compensation opportunity. On October 5, 2016, in connection with its entry into the Merger Agreement, Sompo required that Mr. Kuhn execute and deliver an amended and restated employment agreement, subject to and effective as of the closing of the Merger. As the Kuhn Employment Agreement remained in effect through the closing of the Merger and was in effect as of December 31, 2016, the description below is for the Kuhn Employment Agreement prior to its amendment and restatement in conjunction with the Merger.

The Kuhn Employment Agreement was for a one year initial term, followed by automatic one-year renewals unless three months’ notice was provided by the Company or twelve months’ notice was provided by Mr. Kuhn. Termination by the Company of the Kuhn Employment Agreement constituted separation from service by the Company without cause. The Kuhn Employment Agreement specified for Mr. Kuhn an annual base salary of $800,000, subject to increase in the discretion of the Board of Directors of the Company. The Kuhn Employment Agreement also provided Mr. Kuhn with the opportunity to earn annual incentive compensation and long-term incentive compensation, each payable at the discretion of the Board of Directors of the Company. The target annual incentive opportunity specified in the Kuhn Employment Agreement was 120% of base salary and the long-term incentive opportunity specified in the Kuhn Employment Agreement was 180% of base salary. The Kuhn Employment Agreement provided for reimbursement for housing and travel expenses, as well as a gross-up on U.S. taxes arising from certain housing and travel expense reimbursements.

Under the Kuhn Employment Agreement, the Company could separate Mr. Kuhn’s service from the Company as a result of disability, for cause or without cause. Mr. Kuhn could separate his service from the Company at any time with or without good reason. Mr. Kuhn’s service from the Company would automatically be severed upon his death.

Under the Kuhn Employment Agreement, in the event of separation of the service of Mr. Kuhn from the Company, Mr. Kuhn would be entitled to severance that varied depending upon the circumstances of separation. Mr. Kuhn’s severance benefits under the Kuhn Employment Agreement upon separation from service were as follows:

By the Company with Cause	By the Company without Cause
• Accrued base salary through the date of separation • Unreimbursed business expenses • Accrued and unpaid vacation days • Up to three months’ housing expense reimbursement

•       Accrued base salary through the date of separation

•       Unreimbursed business expenses

•       Accrued and unpaid vacation days

•       Up to three months’ housing expense reimbursement

•       Relocation expenses from Bermuda

•       Reimbursement of one year of tax preparation expenses

•       Any fully earned but unpaid annual incentive compensation for the previously completed calendar year

•       A prorated portion of annual incentive compensation, calculated at target, for the current calendar year

•       Nine months of base salary

•       Nine months continuation of medical, dental, vision and life insurance

•       The value of the greater of (a) unvested long-term incentive awards vesting over the 24 months following the date of separation from service or (b) 50% of unvested long-term incentive awards

By Mr. Kuhn with Good Reason	By Mr. Kuhn without Good Reason or Upon Mr. Kuhn’s Retirement

•       Accrued base salary through the date of separation

•       Unreimbursed business expenses

•       Accrued and unpaid vacation days

•       Up to three months’ housing expense reimbursement

•       Relocation expenses from Bermuda

•       Reimbursement of one year of tax preparation expenses

•       Any fully earned but unpaid annual incentive compensation for the previously completed calendar year

•       A prorated portion of annual incentive compensation, calculated at target, for the current calendar year

•       Nine months of base salary

•       Nine months continuation of medical, dental, vision and life insurance

•       The value of the greater of (a) unvested long-term incentive awards vesting over the 24 months following the date of separation from service or (b) 50% of unvested long-term incentive awards

• Accrued base salary through the date of separation • Unreimbursed business expenses • Accrued and unpaid vacation days • Up to three months’ housing expense reimbursement

By the Company without Cause or by Mr. Kuhn with Good Reason following a Change in Control	Upon Mr. Kuhn’s Death

•       Accrued base salary through the date of separation

•       Unreimbursed business expenses

•       Accrued and unpaid vacation days

•       Up to three months’ housing expense reimbursement

•       Relocation expenses from Bermuda

•       Reimbursement of one year of tax preparation expenses

•       Any fully earned but unpaid annual incentive compensation for the previously completed calendar year

•       Accrued base salary through the date of separation

•       Unreimbursed business expenses

•       Accrued and unpaid vacation days

•       Up to three months’ housing expense reimbursement

•       Relocation expenses from Bermuda

•       Reimbursement of one year of tax preparation expenses

•       Any fully earned but unpaid annual incentive compensation for the previously completed calendar year

•       A prorated portion of annual incentive compensation, calculated at target, for the current calendar year

•       Nine months of base salary

•       Nine months continuation of medical, dental, vision and life insurance

•       The value of the greater of (a) unvested long-term incentive awards vesting over the 24 months following the date of separation from service or (b) 50% of unvested long-term incentive awards

•       The average of the annual incentive awards over the past three years

• A prorated portion of annual incentive compensation, calculated at target, for the current calendar year

Upon Mr. Kuhn’s Disability

•       Accrued base salary through the date of separation

•       Unreimbursed business expenses

•       Accrued and unpaid vacation days

•       Up to three months’ housing expense reimbursement

•       Relocation expenses from Bermuda

•       Reimbursement of one year of tax preparation expenses

•       Any fully earned but unpaid annual incentive compensation for the previously completed calendar year

•       A prorated portion of annual incentive compensation, calculated at target, for the current calendar year

•       Six months of base salary (less any long-term disability benefits)

The amount of the payments and benefits to which Mr. Kuhn would be entitled if a severance of his service occurred on December 31, 2016 are discussed below in the section captioned “Potential Payments Upon Termination of Employment or a Change in Control.”

To receive the severance described above, Mr. Kuhn would be required to execute a general release of claims against the Company. The severance of Mr. Kuhn could be delayed for six months following a separation from service with the Company if such delay in payments was necessary to comply with U.S. Internal Revenue Code Section 409A. In addition, the severance payments could be reduced to the extent such severance was subject to any excise tax imposed under Internal Revenue Code Section 4999 as a result of the application of Internal Revenue Code Section 280G.

Under the Kuhn Employment Agreement, Mr. Kuhn was subject to non-competition and non-solicitation provisions during Mr. Kuhn’s notice period and for a period of six months after separation from service (other than as a result of Mr. Kuhn’s death or Mr. Kuhn’s separation from service without good reason), and ongoing confidentiality, intellectual property and non-disparagement requirements.

General Counsel. On January 6, 2016, the Company entered into an Amended and Restated Employment Agreement with Mr. Del Col (the “Del Col Employment Agreement”). The Del Col Employment Agreement was substantially the same as the employment agreement it replaced, except for a lengthening of the executive’s notice period for a separation from service by the executive without good reason (and an elimination of post-employment compensation and non-competition obligations under such circumstances), an update to the financial planning reimbursement benefit, additional provisions regarding the interpretation of the Del Col Employment Agreement under Section 409A of the U.S. Internal Revenue Code and updates to Mr. Del Col’s target annual incentive compensation opportunity and long-term incentive compensation opportunity. On October 5, 2016, in connection with its entry into the Merger Agreement, Sompo required that Mr. Del Col execute and deliver an amended and restated employment agreement, subject to and effective as of the closing of the Merger. As the Del Col Employment Agreement remained in effect through the closing of the Merger and was in effect as of December 31, 2016, the description below is for the Del Col Employment Agreement prior to its amendment and restatement in conjunction with the Merger.

The Del Col Employment Agreement was for a one year initial term, followed by automatic one-year renewals unless three months’ notice was provided by the Company or six months’ notice was provided by Mr. Del Col. Termination by the Company of the Del Col Employment Agreement constituted separation from service by the Company without cause. The Del Col Employment Agreement specified for Mr. Del Col an annual base salary of $500,000, subject to increase in the discretion of the Board of Directors of the Company. The Del Col Employment Agreement also provided Mr. Del Col with the opportunity to earn annual incentive compensation and long-term incentive compensation, each payable at the discretion of the Board of Directors of the Company. The target annual incentive opportunity specified in the Del Col Employment Agreement was 100% of base salary and the long-term incentive opportunity specified in the Del Col Employment Agreement was 150% of base salary. The Del Col Employment Agreement provided for reimbursement for Bermuda housing and travel expenses, as well as a gross-up on U.S. taxes arising from the housing and travel expense reimbursements.

Under the Del Col Employment Agreement, the Company could separate the service of Mr. Del Col from the Company as a result of disability, for cause or without cause. Mr. Del Col could separate his service from the Company at any time without good reason and with good reason during a period starting three months prior to and ending two years after a change in control of the Company. The service of Mr. Del Col would automatically be severed upon the death of Mr. Del Col.

Under the Del Col Employment Agreement, in the event of separation of the service of Mr. Del Col from the Company, Mr. Del Col would be entitled to severance that varied depending upon the circumstances of separation. Mr. Del Col’s severance benefits under the Del Col Employment Agreement upon separation from service were as follows:

By the Company with Cause	By the Company without Cause

•       Accrued base salary through the date of separation

•       Unreimbursed business expenses

•       Accrued and unpaid vacation days

•       Up to three months’ housing expense reimbursement

•       Relocation expenses from Bermuda

•       Reimbursement of one year of tax preparation expenses

•       Accrued base salary through the date of separation

•       Unreimbursed business expenses

•       Accrued and unpaid vacation days

•       Up to three months’ housing expense reimbursement

•       Relocation expenses from Bermuda

•       Reimbursement of one year of tax preparation expenses

•       Any fully earned but unpaid annual incentive compensation for the previously completed calendar year

•       A prorated portion of annual incentive compensation, calculated at target, for the current calendar year

•       Nine months of base salary

•       Nine months continuation of medical, dental, vision and life insurance

•       The value of 50% of unvested long-term incentive awards

By Mr. Del Col with Good Reason	By Mr. Del Col without Good Reason or Upon Mr. Del Col’s Retirement

•       Accrued base salary through the date of separation

•       Unreimbursed business expenses

•       Accrued and unpaid vacation days

•       Up to three months’ housing expense reimbursement

•       Relocation expenses from Bermuda

•       Reimbursement of one year of tax preparation expenses

•       Accrued base salary through the date of separation

•       Unreimbursed business expenses

•       Accrued and unpaid vacation days

•       Up to three months’ housing expense reimbursement

•       Relocation expenses from Bermuda

•       Reimbursement of one year of tax preparation expenses

By the Company without Cause or by Mr. Del Col with Good Reason following a Change in Control	Upon Mr. Del Col’s Death or Disability

•       Accrued base salary through the date of separation

•       Unreimbursed business expenses

•       Accrued and unpaid vacation days

•       Up to three months’ housing expense reimbursement

•       Relocation expenses from Bermuda

•       Reimbursement of one year of tax preparation expenses

•       Any fully earned but unpaid annual incentive compensation for the previously completed calendar year

•       A prorated portion of annual incentive compensation, calculated at target, for the current calendar year

•       Nine months of base salary

•       Nine months continuation of medical, dental, vision and life insurance

•       The value of 50% of unvested long-term incentive awards

•       The average of the annual incentive awards over the past three years

•       Accrued base salary through the date of separation

•       Unreimbursed business expenses

•       Accrued and unpaid vacation days

•       Up to three months’ housing expense reimbursement

•       Relocation expenses from Bermuda

•       Reimbursement of one year of tax preparation expenses

•       Any fully earned but unpaid annual incentive compensation for the previously completed calendar year

•       A prorated portion of annual incentive compensation, calculated at target, for the current calendar year

The amount of the payments and benefits to which Mr. Del Col would be entitled if a severance of his service occurred on December 31, 2016 are discussed below in the section captioned “Potential Payments Upon Termination of Employment or a Change in Control.”

To receive the severance described above, Mr. Del Col would be required to execute a general release of claims against the Company. The severance of Mr. Del Col could be delayed for six months following a separation from service with the Company if such delay in payments was necessary to comply with U.S. Internal Revenue Code Section 409A. In addition, the severance payments could be reduced to the extent such severance was subject to any excise tax imposed under Internal Revenue Code Section 4999 as a result of the application of Internal Revenue Code Section 280G.

Under the Del Col Employment Agreement, Mr. Del Col was subject to non-competition and non-solicitation provisions during Mr. Del Col’s notice period and for a period of six months after separation from service (other than as a result of Mr. Del Col’s death or Mr. Del Col’s separation from service without good reason), and ongoing confidentiality, intellectual property and non-disparagement requirements.

Chief Administrative Officer. On January 6, 2016, the Company entered into an Amended and Restated Employment Agreement with Mr. Goshen (the “Goshen Employment Agreement”). The Goshen

Employment Agreement was substantially the same as the employment agreement it replaced, except for a lengthening of the executive’s notice period for a separation from service by the executive without good reason (and an elimination of post-employment compensation and non-competition obligations under such circumstances), an update to the financial planning reimbursement benefit, additional provisions regarding the interpretation of the Goshen Employment Agreement under Section 409A of the U.S. Internal Revenue Code and an update to Mr. Goshen’s base salary, target annual incentive compensation opportunity and long-term incentive compensation opportunity. On October 5, 2016, in connection with its entry into the Merger Agreement, Sompo required that Mr. Goshen execute and deliver an amended and restated employment agreement, subject to and effective as of the closing of the Merger. As the Goshen Employment Agreement remained in effect through the closing of the Merger and was in effect as of December 31, 2016, the description below is for the Goshen Employment Agreement prior to its amendment and restatement in conjunction with the Merger.

The Goshen Employment Agreement was for a one year initial term, followed by automatic one-year renewals unless three months’ notice was provided by the Company or six months’ notice was provided by Mr. Goshen. Termination by the Company of the Goshen Employment Agreement constituted separation from service by the Company without cause. The Goshen Employment Agreement specified for Mr. Goshen an annual base salary of $500,000, subject to increase in the discretion of the Board of Directors of the Company. The Goshen Employment Agreement also provided Mr. Goshen with the opportunity to earn annual incentive compensation and long-term incentive compensation, each payable at the discretion of the Board of Directors of the Company. The target annual incentive opportunity specified in the Goshen Employment Agreement was 100% of base salary and the long-term incentive opportunity specified in the Goshen Employment Agreement was 150% of base salary.

Under the Goshen Employment Agreement, the Company could separate the service of Mr. Goshen from the Company as a result of disability, for cause or without cause. Mr. Goshen could separate his service from the Company at any time without good reason and with good reason during a period starting three months prior to and ending two years after a change in control of the Company. The service of Mr. Goshen would automatically be severed upon the death of Mr. Goshen.

Under the Goshen Employment Agreement, in the event of separation of the service of Mr. Goshen from the Company, Mr. Goshen would be entitled to severance that varied depending upon the circumstances of separation. Mr. Goshen’s severance benefits under the Goshen Employment Agreement upon separation from service were as follows:

By the Company with Cause	By the Company without Cause
• Accrued base salary through the date of separation • Unreimbursed business expenses • Accrued and unpaid vacation days

•       Accrued base salary through the date of separation

•       Unreimbursed business expenses

•       Accrued and unpaid vacation days

•       Any fully earned but unpaid annual incentive compensation for the previously completed calendar year

•       A prorated portion of annual incentive compensation, calculated at target, for the current calendar year

•       Nine months of base salary

•       Nine months continuation of medical, dental, vision and life insurance

•       The value of 50% of unvested long-term incentive awards

By Mr. Goshen with Good Reason	By Mr. Goshen without Good Reason or Upon Mr. Goshen’s Retirement
• Accrued base salary through the date of separation • Unreimbursed business expenses • Accrued and unpaid vacation days	• Accrued base salary through the date of separation • Unreimbursed business expenses • Accrued and unpaid vacation days

By the Company without Cause or by Mr. Goshen with Good Reason following a Change in Control	Upon Mr. Goshen’s Death or Disability

•       Accrued base salary through the date of separation

•       Unreimbursed business expenses

•       Accrued and unpaid vacation days

•       Any fully earned but unpaid annual incentive compensation for the previously completed calendar year

•       A prorated portion of annual incentive compensation, calculated at target, for the current calendar year

•       Nine months of base salary

•       Nine months continuation of medical, dental, vision and life insurance

•       The value of 50% of unvested long-term incentive awards

•       The average of the annual incentive awards over the past three years

•       Accrued base salary through the date of separation

•       Unreimbursed business expenses

•       Accrued and unpaid vacation days

•       Any fully earned but unpaid annual incentive compensation for the previously completed calendar year

•       A prorated portion of annual incentive compensation, calculated at target, for the current calendar year

The amount of the payments and benefits to which Mr. Goshen would be entitled if a severance of his service occurred on December 31, 2016 are discussed below in the section captioned “Potential Payments Upon Termination of Employment or a Change in Control.”

To receive the severance described above, Mr. Goshen would be required to execute a general release of claims against the Company. The severance of Mr. Goshen could be delayed for six months following a separation from service with the Company if such delay in payments was necessary to comply with U.S. Internal Revenue Code Section 409A. In addition, the severance payments could be reduced to the extent such severance was subject to any excise tax imposed under Internal Revenue Code Section 4999 as a result of the application of Internal Revenue Code Section 280G.

Under the Goshen Employment Agreement, Mr. Goshen was subject to non-competition and non-solicitation provisions during Mr. Goshen’s notice period and for a period of six months after separation from service (other than as a result of Mr. Goshen’s death or Mr. Goshen’s separation from service without good reason), and ongoing confidentiality, intellectual property and non-disparagement requirements.

Potential Payments Upon Termination of Employment or Change in Control

Termination of Employment. In connection with the employment agreements as described above, the Named Executive Officers are entitled to payments and benefits upon certain qualifying terminations of their employment relationships with us. The Named Executive Officers’ employment relationships with the Company may be terminated for any of the following reasons: (i) the Named Executive Officer’s death or disability, (ii) by the Company with or without cause, (iii) by the Named Executive Officer with or without good reason or (iv) as a result of the Named Executive Officer’s retirement. With respect to each Named Executive Officer with an employment agreement, “disability,” “cause,” and “good reason” are defined in the applicable employment agreement. To receive the payments described below, the Named Executive Officers would be required to execute a general release of claims against the Company. Those Named Executive Officers with employment agreements are subject to post-employment non-competition and non-solicitation provisions, as well as ongoing confidentiality, intellectual property and non-disparagement requirements.

The estimated payments and benefits provided upon each type of termination are summarized in the following table as if the termination had occurred on December 31, 2016, using the closing price of $92.40 on December 30, 2016 and the employment agreements in effect on that date. Base salary payments and the continuation of health insurance benefits are made over time in accordance with the Company’s normal payroll schedule, while the other payments and benefits are typically delivered in a lump sum following the date of termination. In addition, with the assumption of a December 31 termination of employment, the estimated pro rata bonus calculations provided in the following table reflect an accrual for a full calendar year. Actual amounts payable following a termination or change in control would differ from the amounts shown, perhaps significantly, and would depend on the particular facts and circumstances pertaining at the time.

John R. Charman

Benefit	By Company with Cause ($)	By Company without Cause ($)	By Executive with Good Reason ($)	By Executive without Good Reason or Retirement ($)	Without Cause or with Good Reason Following a Change in Control ($)	Death or Disability ($)
Salary	—	—	—	—	—	—
Annual Incentive	—	—	—	—	—	—
Long-Term Incentive Awards	—	10,086,144	10,086,144	—	20,172,287	10,086,144
Housing Expenses	—	—	—	—	—	—
Continuation of Health Benefits	—	—	—	—	—	—
Tax Preparation Expenses	—	—	—	—	—	—
Vacation Days (1)	2	2	2	2	2	2
Relocation Expenses	—	—	—	—	—	—

Total	2	10,086,146	10,086,146	2	20,172,289	10,086,146

Michael J. McGuire

Benefit	By Company with Cause ($)	By Company without Cause ($)	By Executive with Good Reason ($)	By Executive without Good Reason or Retirement ($)	Without Cause or with Good Reason Following a Change in Control ($)	Death or Disability ($)
Salary	—	431,250	—	—	431,250	—
Annual Incentive	—	632,500	—	—	1,479,271	632,500
Long-Term Incentive Awards	—	1,781,056	—	—	3,562,112	3,562,112
Housing Expenses	33,000	33,000	33,000	33,000	33,000	33,000
Continuation of Health Benefits	—	30,577	—	—	30,577	—
Tax Preparation Expenses (2)	3,600	3,600	3,600	3,600	3,600	3,600
Vacation Days (1)	11,058	11,058	11,058	11,058	11,058	11,058
Relocation Expenses (3)	19,731	19,731	19,731	19,731	19,731	19,731

Total	67,389	2,942,772	67,389	67,389	5,570,599	4,262,001

John A. Kuhn

Benefit	By Company with Cause ($)	By Company without Cause ($)	By Executive with Good Reason ($)	By Executive without Good Reason or Retirement ($)	Without Cause or with Good Reason Following a Change in Control ($)	Death or Disability(4) ($)
Salary	—	600,000	600,000	—	600,000	400,000
Annual Incentive	—	960,000	960,000	—	2,267,688	960,000
Long-Term Incentive Awards	—	3,135,871	3,135,871	—	5,254,418	5,254,418
Housing Expenses	49,500	49,500	49,500	49,500	49,500	49,500
Continuation of Health Benefits	—	31,196	31,196	31,196	31,196	—
Tax Preparation Expenses (2)	—	3,600	3,600	—	3,600	3,600
Vacation Days (1)	15,385	15,385	15,385	15,385	15,385	15,385
Relocation Expenses	—	—	—	—	—	—

Total	64,885	4,795,552	4,795,552	96,081	8,221,787	6,682,903

John V. Del Col

Benefit	By Company with Cause ($)	By Company without Cause ($)	By Executive with Good Reason ($)	By Executive without Good Reason or Retirement ($)	Without Cause or with Good Reason Following a Change in Control ($)	Death or Disability ($)
Salary	—	375,000	—	—	375,000	—
Annual Incentive	—	500,000	—	—	1,155,833	500,000
Long-Term Incentive Awards	—	1,423,930	—	—	2,847,860	2,847,860
Housing Expenses	18,802	18,802	18,802	18,802	18,802	18,802
Continuation of Health Benefits	—	30,071	—	—	30,071	—
Tax Preparation Expenses (2)	3,600	3,600	3,600	3,600	3,600	3,600
Vacation Days (1)	9,615	9,615	9,615	9,615	9,615	9,615
Relocation Expenses (3)	19,731	19,731	19,731	19,731	19,731	19,731

Total	51,748	2,380,749	51,748	51,748	4,460,512	3,399,608

Brian W. Goshen

Benefit	By Company with Cause ($)	By Company without Cause ($)	By Executive with Good Reason ($)	By Executive without Good Reason or Retirement ($)	Without Cause or with Good Reason Following a Change in Control ($)	Death or Disability ($)
Salary	—	375,000	—	—	375,000	—
Annual Incentive	—	500,000	—	—	1,258,750	500,000
Long-Term Incentive Awards	—	1,093,369	—	—	2,186,738	2,186,738
Housing Expenses	—	—	—	—	—	—
Continuation of Health Benefits	—	19,289	—	—	19,289	—
Tax Preparation Expenses (2)	—	—	—	—	—	—
Vacation Days (1)	9,615	9,615	9,615	9,615	9,615	9,615
Relocation Expenses	—	—	—	—	—	—

Total	9,615	1,997,273	9,615	10,096	3,849,392	2,696,353

(1)	Estimated vacation day payment based upon an assumed five accrued and unused vacation days and a year of 260 working days.
(2)	Estimated tax preparation payment based upon an assumed $3,600 reimbursable payment.

(3)	Estimated relocation expense payment based upon average cost to the Company of relocations of similarly situated employees.
(4)	Salary is payable to Mr. Kuhn only upon disability and is reduced to the extent Mr. Kuhn receives long-term disability insurance payments.

Change in Control. Upon the occurrence of a change in control and termination of employment within 24 months of the change in control under the Company’s 2007 Equity Incentive Plan (the “Plan”) outstanding long-term incentive awards become fully vested. Under the Plan, a change in control occurs if any one of the following events occurs:

•	A person, entity or group unaffiliated with the Company acquires the beneficial ownership of 50% or more of the outstanding ordinary shares of the Company or the combined voting power of the then outstanding securities of the Company.

•	The composition of a majority of the Company’s Board is comprised of directors who were not recommended for election to the shareholders of the Company by a majority of the incumbent board.

•	The Company reorganizes, amalgamates, merges, consolidates or sells or otherwise disposes of all or substantially all of its assets, other than in a transaction in which (i) the ordinary shareholders immediately prior to the transaction beneficially own more than 60% of the outstanding shares of common stock, and the combined voting power of the entity resulting from the transaction in substantially the same proportions as immediately prior to the transaction, (ii) no person, entity or group unaffiliated with the Company acquires the beneficial ownership of 50% or more of the outstanding ordinary shares of the Company or the combined voting power of the then outstanding securities of the Company and (iii) individuals who were members of the Company’s Board of Directors constitute at least a majority of the members of the board of directors of the resulting entity.

•	The Company liquidates or dissolves.

If a change in control occurred on December 31, 2016 and the employment of each of the Named Executive Officers was terminated, the Named Executive Officers would have become entitled to receive the following amounts in the form of cash or ordinary shares of the Company. The following amounts represent the dollar value of the Named Executive Officers’ unvested restricted shares and options as of December 31, 2016, based upon the closing price on December 30, 2016 of the Company’s ordinary shares of $92.40. These amounts have also been reflected in the tables listed under “Termination of Employment” above, in the row in each table captioned “Accelerated Vesting of Awards”.

Name	Restricted Shares ($)	Options ($)	Total ($)
John R. Charman	13,100,287	7,072,000	20,172,287
Michael J. McGuire	3,562,112	—	3,562,112
John A. Kuhn	5,254,418	—	5,254,418
John V. Del Col	2,847,860	—	2,847,860
Brian W. Goshen	2,186,738	—	2,186,738

Compensation Committee Interlocks and Insider Participation

None of the directors who served on the Compensation Committee during 2016 has ever served as an employee or officer of the Company or has any other relationship with the Company that would be required to be disclosed under any paragraph of Item 404 of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information required by this item relating to securities authorized for issuance under the equity compensation plans as of December 31, 2016 is included in the following table:

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

Security Ownership of Certain Beneficial Owners

The following table lists the beneficial ownership of Sompo Holdings, Inc. who, as of April 27, 2017, owned 100% of the Company’s 30,000 ordinary shares outstanding as of that date.

Name and Address of Beneficial Owner	Number of Shares	Percentage
Sompo Holdings, Inc.(1)	30,000	100%

(1)	Sompo Holdings, Inc.’s address is 26-1, Nishi-Shinjuku 1-chome, Shinjuku-ku, Tokyo 160-8338, Japan.

Security Ownership of Directors and Executive Officers

None of the directors or Named Executive Officers of the Company beneficially own as of April 27, 2017 any of the ordinary shares or Preferred Shares, Series C of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The Board has adopted a written policy and procedure for review, approval and monitoring of transactions involving the Company and “related persons” (directors and executive officers or their immediate family members, or shareholders owning five percent or greater of the Company’s outstanding shares). The policy covers any related person transaction that meets the minimum threshold for disclosure in the Company’s proxy statement under the relevant SEC rules (generally, transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest).

Policy

•	Related person transactions must be approved by the Board or by a Committee of the Board consisting solely of independent directors, who will approve the transaction only if they determine that it is in the best interests of the Company.

•	In considering a related party transaction, the Board or Committee will consider all relevant factors, including as applicable: (i) the Company’s business rationale for entering into the transaction; (ii) the alternatives to entering into a related person transaction; (iii) whether the transaction is on terms comparable to those available to third parties, or in the case of employment relationships, to employees generally; (iv) the potential for the transaction to lead to an actual or apparent conflict of interest and any safeguards imposed to prevent such actual or apparent conflicts; and (v) the overall fairness of the transaction to the Company.

•	The Board or relevant committee will periodically monitor the related party transaction to ensure that there are no changed circumstances that would render it advisable for the Company to amend or terminate the transaction.

Procedures

•	Management or the affected director or executive officer will bring the matter to the attention of the Chairman of the Board, the Lead Director (if any), the Chairperson of the Nominating and Corporate Governance Committee or the Secretary.

•	The Chairman of the Board and the Lead Director (if any) shall jointly determine (or if either is involved in the transaction, the other shall determine in consultation with the Chairperson of the Nominating and Corporate Governance Committee) whether the matter should be considered by the Board or by one of its existing Committees consisting only of independent directors.

•	If a director is involved in the transaction, he or she will be recused from all discussions and decisions about the transaction.

•	The transaction must be approved in advance whenever practicable, and if not practicable, must be ratified as promptly as practicable.

•	The Board or relevant committee will review the transactions annually to determine whether it continues to be in the Company’s best interests.

On January 24, 2017, BlackRock, Inc. (“BlackRock”) filed a Schedule 13G with the SEC disclosing that its subsidiaries held, in the aggregate, approximately 7.3% of Endurance’s ordinary shares as of December 31, 2016. Subsidiaries of BlackRock provide the Company and its subsidiaries with investment management, investment accounting and risk analysis services. During the year ended December 31, 2016, the Company paid or accrued fees of approximately $4.6 million for those services. All fee arrangements were entered into pursuant to arm’s length transactions at prevailing market rates for the services rendered. Following the procedures set forth above, the Nominating and Corporate Governance Committee of the Board, at its meeting in February of 2017, reviewed and ratified the various relationships and transactions by and among the Company, BlackRock and their applicable affiliated companies.

On February 14, 2017, Fidelity Management & Research Company (“Fidelity”) filed a Schedule 13G/A with the SEC disclosing that its subsidiaries held, in the aggregate, approximately 4.74% of Endurance’s ordinary shares as of December 31, 2016. Subsidiaries of Fidelity provide the Company and its subsidiaries with investment management services. During the year ended December 31, 2015, the Company paid or accrued fees of approximately $0.7 million for those services. All fee arrangements were entered into pursuant to arm’s length transactions at prevailing market rates for the services rendered. Following the procedures set forth above, the Nominating and Corporate Governance Committee of the Board, at its meeting in February of 2017, reviewed and ratified the various relationships and transactions by and among the Company, Fidelity and their applicable affiliated companies.

Director Independence

Under the NYSE Corporate Governance Standards, each member of the Audit Committee must be independent. The Board of Directors may determine a director to be independent if the director has no disqualifying relationship as defined in the NYSE Corporate Governance Standards and if the Board of Directors has affirmatively determined that the director has no material relationship with the Company, either directly or as a shareholder, officer or employee of an organization that has a relationship with the Company that meets the standards as set forth by the NYSE and the Company.

Categorical Standards. To assist it in making its independence determinations, the Board of Directors has adopted categorical independence standards parallel to those set forth in the NYSE Corporate Governance Standards. The categorical independence standards state that:

1.	A director who is an employee, or whose immediate family member is an executive officer, of the Company or its affiliates is not independent until three years after the end of such employment relationship.

2.	A director who receives, or whose immediate family member receives, more than $120,000 per year in direct compensation from the Company or its affiliates, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service), is not independent until three years after he or she ceases to receive more than $120,000 per year in such compensation.

3.	A director who (i) is a current partner or employee of a firm that is the company’s internal or external auditor; or (ii) has an immediate family member who is a current partner of such a firm; or (iii) has an immediate family member who is a current employee of such a firm and personally works on the Company’s audit; or (iv) is or has an immediate family member who was within the last three years a partner or employee of such a firm and personally worked on the Company’s audit within that time is not independent until three years after the end of the affiliation or the employment or auditing relationship.

4.	A director who is employed, or whose immediate family member is employed, as an executive officer of another company where any of the Company’s present executives serve on that company’s compensation committee is not independent until three years after the end of such service or the employment relationship.

5.	A director who is an executive officer or an employee, or whose immediate family member is an executive officer, of a company that makes payments to, or receives payments from, the Company for property or services in an amount which, in any single fiscal year, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues, is not independent until three years after falling below such threshold.

In addition to the categorical standards listed above, the Board of Directors considers all relevant facts and circumstances when makings its determinations of independence.

Independence Determination.    The Board of Directors has determined that John T. Baily, the sole member of the Company’s Audit Committee, is independent and has no material relationships with the Company. The remaining four members of the Board of Directors are not independent.

Item 14.	Principal Accountant Fees and Services.

Ernst & Young Ltd. Fees and Services

	2016 Actual Fees ($)	2015 Actual Fees ($)
Audit Fees	5,516,218	5,799,800
Audit-Related Fees	320,662	155,167
Tax Fees	198,349	182,949
All Other Fees	—	—

Total Fees	6,035,229	6,137,916

Audit fees for 2016 and 2015 consist of fees paid to Ernst & Young Ltd. for professional services for the audit of the Company’s annual consolidated financial statements, review of quarterly consolidated financial statements, audit of annual statutory statements, audit of statements in accordance with regulatory standards, Sarbanes-Oxley Section 404 attestation services and SEC and regulatory filings or engagements.

Audit-related fees for 2016 and 2015 consist of fees paid to Ernst & Young Ltd. for employee benefit plan audits, attest services related to financial reporting that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

Tax fees for 2016 and 2015 consist of fees paid to Ernst & Young Ltd. for tax compliance and tax advice.

The Audit Committee concluded that the provision of the services listed above was compatible with maintaining the independence of Ernst & Young Ltd.

Pre-Approval Policies and Procedure

The Audit Committee is responsible for appointing the Company’s independent auditor and approving the terms of the independent auditor’s services. The Audit Committee has established the following policies and procedures by which it approves in advance any audit and permissible non-audit services to be provided by Ernst & Young Ltd.

Prior to the engagement of the independent auditor for any audit or non-audit services, management submits a proposal for such services to the Audit Committee. The Audit Committee reviews such proposals and provides its consent only after first considering whether the proposed services are consistent with the SEC’s rules on auditor independence. Also, in determining whether to grant pre-approval of any non-audit services, the Audit Committee will consider all relevant facts and circumstances, including the following four basic guidelines:

•	whether the service creates a mutual or conflicting interest between the auditor and the Company;

•	whether the service places the auditor in the position of auditing his or her own work;

•	whether the service results in the auditor acting as management or an employee of the Company; and

•	whether the service places the auditor in a position of being an advocate for the Company.

The Audit Committee has delegated its pre-approval authority to its Chairman for matters arising between meetings of the Audit Committee. Any pre-approval of a service by the Chairman of the Audit Committee is subject to ratification by the Audit Committee at its next scheduled meeting.

During 2016, the Audit Committee approved all of Ernst & Young Ltd.’s audit and permissible non-audit services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following is a list of certain documents filed as a part of this report:

(i)	Financial Statements. See Original Filing.

(ii)	Financial Statement Schedules. See Original Filing.

(iii)	Exhibits. See Exhibit Index beginning on page 47 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 2017	ENDURANCE SPECIALTY HOLDINGS LTD.

/s/ John R. Charman
	Name:	John R. Charman
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as on the dates indicated.

Signature	Title	Date

/s/ John R. Charman John R. Charman	Chief Executive Officer and Director (Principal Executive Officer)	April 28, 2017

/s/ Michael J. McGuire Michael J. McGuire	Chief Financial Officer (Principal Financial Officer)	April 28, 2017

/s/ Carrie L. Rosorea Carrie L. Rosorea	Chief Accounting Officer (Principal Accounting Officer)	April 28, 2017

/s/ John T. Baily John T. Baily	Director	April 28, 2017

/s/ Shigeru Ehara Shigeru Ehara	Director	April 28, 2017

/s/ Nigel Frudd Nigel Frudd	Director	April 28, 2017

/s/ Junichi Tanaka Junichi Tanaka	Director	April 28, 2017

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of March 31, 2015, by and among Montpelier Re Holdings Ltd., Endurance Specialty Holdings Ltd. and Millhill Holdings Ltd., incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 1, 2015.

2.2	Agreement and Plan of Merger, dated as of October 5, 2016, by and among Endurance Specialty Holdings Ltd., Sompo Holdings, Inc. and Volcano International Limited. Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 5, 2016.

2.3	Amendment Agreement, dated as of December 1, 2016, by and among Endurance Specialty Holdings Ltd., Sompo Holdings, Inc. and Volcano International Limited. Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on December 2, 2016.

3.1	Memorandum of Association. Incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.

3.2	Certificate of Deposit of Memorandum of Increase of Share Capital. Incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the Year Ended December 31, 2004.

3.3	Amended and Restated Bye-laws, dated as of May 8, 2013. Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 9, 2013.

4.1	Specimen Ordinary Share Certificate. Incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed on February 10, 2003.

4.2	Certificate of Designations of 6.350% Non-Cumulative Preferred Shares, Series C, of Endurance Specialty Holdings Ltd. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 24, 2015).

4.3	Specimen 6.350% Non-Cumulative Preferred Shares, Series C (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on November 24, 2015).

4.4	Form of Depositary Receipt (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on November 24, 2015).

4.5	Deposit Agreement, dated November 24, 2015, among Endurance Specialty Holdings Ltd., Computershare Inc., Computershare Trust Company, N.A. and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 24, 2015).

4.6	Form of 7% Senior Note due July 15, 2034 (included in Exhibit 4.2 to the Current Report on Form 8-K on July 15, 2004). Incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on July 15, 2004.

4.7	Indenture, dated as of July 15, 2004, between the Company, as Issuer, and The Bank of New York, as Trustee. Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 15, 2004.

4.8	First Supplemental Indenture, dated as of July 15, 2004, to the Indenture, dated as of July 15, 2004, between the Company, as Issuer, and The Bank of New York, as Trustee. Incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on July 15, 2004.

4.9	Third Supplemental Indenture, by and between Endurance Specialty Holdings Ltd. and The Bank of New York Mellon, formerly known as the Bank of New York, dated March 26, 2010. Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 29, 2010.

4.10	Third Supplemental Indenture, dated as of July 31, 2015, between Millhill Holdings Ltd. and The Bank of New York Mellon Trust Company, National Association. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2015.

4.11	Fourth Supplemental Indenture, dated as of July 31, 2015 between Endurance Specialty Holdings Ltd. and The Bank of New York Mellon Trust Company, National Association. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 3, 2015.

10.1	Credit Agreement, dated as of March 23, 2016, by and among Endurance Specialty Holdings Ltd., various designated subsidiary borrowers, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2016.

10.2	Pledge and Security Agreement, dated as of March 23, 2016, by and among Endurance Specialty Holdings Ltd., various designated subsidiary borrowers, Deutsche Bank Trust Company Americas, as collateral agent, Deutsche Bank Trust Company Americas, as custodian and JPMorgan Chase Bank, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 28, 2016.

10.3	Account Control Agreement, dated as of March 23, 2016, by and among Endurance Specialty Holdings Ltd., various designated subsidiary borrowers, Deutsche Bank Trust Company Americas, as collateral agent, and Deutsche Bank Trust Company Americas, as custodian, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 28, 2016.

10.4	Underwriting Agreement, by and between Endurance Specialty Holdings Ltd. and Banc of America Securities LLC, as representative of the several underwriters named therein, dated March 23, 2010. Incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on March 29, 2010.

10.5	2007 Equity Incentive Plan. Incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.**

10.6	Amendment No. 1 to 2007 Equity Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.**

10.7	Amendment No. 2 to 2007 Equity Incentive Plan. Incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2010.**

10.8	Form of Restricted Share Agreement. Incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2015.**

10.9	Form of Long-Term Incentive Agreement. Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015.**

10.10	Form of Performance Based Restricted Share Agreement. Incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2015.**

10.11	Form of Swiss Restricted Share Unit Agreement. Incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2015.**

10.12	Form of Director Restricted Share Agreement. Incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2015.**

10.13	Form of Restricted Share Unit Assumption Agreement. Incorporated herein by reference to Exhibit 10.3 to Post- Effective Amendment No. 1 on Form S-8 to Form S-4 filed on August 3, 2015.**

10.14	2015 Employee Share Purchase Plan. Incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed on July 10, 2015.**

10.15	Employment Agreement, dated May 28, 2013, by and between the Company and John R. Charman. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 31, 2013.**

10.16	Restricted Share Agreement, dated May 28, 2013, by and between the company and John R. Charman. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 31, 2013.**

10.17	Option Agreement, dated May 28, 2013, by and between the Company and John R. Charman. Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 31, 2013.**

10.18	Indemnification Agreement, dated May 28, 2013, by and between the Company and John R. Charman. Incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 31, 2013.**

10.19	Share Purchase Agreement, dated May 28, 2013, by and between Dragon Global Holdings Ltd. and the Company. Incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on May 31, 2013.

10.20	Share Purchase Agreement, dated May 28, 2013, by and between The Fortis Trust and the Company. Incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on May 31, 2013.

10.21	Share Purchase Agreement, dated May 28, 2013, by and between The Prometheus Trust and the Company. Incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on May 31, 2013.

10.22	Shareholders’ Agreement, dated May 28, 2013, by and among John R. Charman, Dragon Global Holdings Ltd. and the Company. Incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on May 31, 2013.

10.23	Amended and Restated Employment Agreement, dated October 5, 2016, by and among Endurance Specialty Holdings Ltd., Volcano International Limited and John R. Charman. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 5, 2016. **

10.24	Amended and Restated Indemnification Agreement, dated October 5, 2016, by and between Endurance Specialty Holdings Ltd. and John R. Charman. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 5, 2016. **

10.25	Form of Amended and Restated Employment Agreement. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 12, 2016.**

10.26	Form of Amended and Restated Employment Agreement. Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 5, 2016. **

10.27	Amended and Restated Employment Agreement, dated January 27, 2016, by and between the Company and John A. Kuhn. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 2, 2016.**

10.28	Independent Contractor Agreement, dated April 1, 2016, by and between Endurance Services Limited and Jerome Faure, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 5, 2016. **

10.29	Form of Amended and Restated Indemnification Agreement. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 12, 2016. **

10.30	Form of Amended and Restated Indemnification Agreement. Incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 5, 2016. **

10.31	Amended and Restated Indemnification Agreement dated January 27, 2016, by and between the Company and John A. Kuhn. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 2, 2016. **

10.32	Form of Director Indemnification Agreement. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 24, 2008.**

10.33	Letter dated December 23, 2015 by and among Michael J. McGuire, Endurance Specialty Holdings Ltd. and Blue Capital Reinsurance Holdings Ltd. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 23, 2015.

10.34	Voting Agreement, dated as of March 31, 2015, by and among Endurance Specialty Holdings Ltd. and Charlesbank Equity Fund VII, Limited Partnership; CB Offshore Equity Fund VII, L.P.; CB Parallel Fund VII, Limited Partnership; Charlesbank Coinvestment Partners, Limited Partnership; and Charlesbank Equity Coinvestment Fund VII, Limited Partnership. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2015.

10.35	Clawback Agreement for Long-Term Incentive Payment. Incorporated herein by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed on March 1, 2017.**

21.1	Subsidiaries of the Registrant. Incorporated herein by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed on March 1, 2017.

23.1	Consent of Independent Registered Public Accounting Firm. Incorporated herein by reference to Exhibit 23.1 to the Annual Report on Form 10-K filed on March 1, 2017.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act. Incorporated herein by reference to Exhibit 31.1 to the Annual Report on Form 10-K filed on March 1, 2017.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act. Incorporated herein by reference to Exhibit 31.2 to the Annual Report on Form 10-K filed on March 1, 2017.

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certifications Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Incorporated herein by reference to Exhibit 32 to the Annual Report on Form 10-K filed on March 1, 2017.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as at December 31, 2015 and December 31, 2014; (ii) the Condensed Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015 and 2014; (iv) the Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (v) the Notes to the Condensed Consolidated Financial Statements for the years ended December 31, 2015, 2014 and 2013. Incorporated herein by reference to Exhibit 101 to the Annual Report on Form 10-K filed on March 1, 2017.

**	Management contract or compensatory plan or arrangement.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of the Company’s debt are not filed and, in lieu thereof, the Company agrees to furnish copies to the SEC upon request.