Form 10-Q
period 2017-03-31
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2017-05-10
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the period ended March 31, 2017,
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "accelerated filer", "large accelerated filer", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Common Shares Outstanding as of May 10, 2017
Ordinary Shares - $1.00 par value	30,000

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

•
risks relating to the acquisition of the Company by Sompo Holdings, Inc. ("Sompo"), including risks that our future financial performance may differ from projections, risks relating to integration challenges and costs, and loss of business; and

•	changes in general economic conditions and/or industry specific conditions, including inflation or deflation, foreign currency exchange rates, interest rates, and other factors.
The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in Endurance Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2016, including the risk factors set forth in Item 1A. Risk Factors thereof. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars, except share amounts)

	MARCH 31, 2017	DECEMBER 31, 2016
	(UNAUDITED)
ASSETS
Investments
Fixed maturity investments, trading at fair value (amortized cost: $2,382,280 and $2,727,271 at March 31, 2017 and December 31, 2016, respectively)	$2,397,307	$2,740,055
Fixed maturity investments, available for sale at fair value (amortized cost: $3,929,611 and $3,538,227 at March 31, 2017 and December 31, 2016, respectively)	3,967,360	3,572,766
Short-term investments, trading at fair value (amortized cost: $53,075 and $330,305 at March 31, 2017 and December 31, 2016, respectively)	52,967	330,199
Short-term investments, available for sale at fair value (amortized cost: $39,891 and $78,506 at March 31, 2017 and December 31, 2016, respectively)	39,881	78,505
Equity securities, trading at fair value (cost: $182 and $16,094 at March 31, 2017 and December 31, 2016, respectively)	202	16,056
Equity securities, available for sale at fair value (cost: $479,649 and $461,684 at March 31, 2017 and December 31, 2016, respectively)	529,938	485,085
Other investments	569,706	588,308
Total investments	7,557,361	7,810,974
Cash and cash equivalents	1,332,167	1,149,541
Premiums receivable, net	2,266,004	1,657,752
Insurance and reinsurance balances receivable	110,020	110,183
Deferred acquisition costs	331,503	276,639
Prepaid reinsurance premiums	1,087,710	711,695
Reinsurance recoverable on unpaid losses	1,277,467	1,213,129
Reinsurance recoverable on paid losses	351,423	273,789
Accrued investment income	32,104	35,853
Goodwill and intangible assets	452,445	468,374
Deferred tax asset	85,814	71,802
Net receivable on sales of investments	121,571	54,620
Other assets	377,593	288,510
Total assets	$15,383,182	$14,122,861
LIABILITIES
Reserve for losses and loss expenses	$4,834,969	$4,905,138
Reserve for unearned premiums	2,844,125	1,994,676
Reinsurance balances payable	1,027,488	784,162
Debt	705,437	705,292
Net payable on purchases of investments	241,123	181,337
Deferred tax liability	12,539	13,074
Other liabilities	521,122	397,049
Total liabilities	10,186,803	8,980,728
Commitments and contingent liabilities
SHAREHOLDERS' EQUITY
Preferred shares, total liquidation preference $230,000 (2016 - $230,000)	9	9
Common shares, ordinary - 30,000 issued and outstanding (2016 - 67,627,901)	30	67,628
Additional paid-in capital	2,063,537	1,961,917
Accumulated other comprehensive loss	(22,930)	(58,749)
Retained earnings	2,895,618	2,911,634
Total shareholders' equity available to Endurance Holdings	4,936,264	4,882,439
Non-controlling interests	260,115	259,694
Total shareholders' equity	5,196,379	5,142,133
Total liabilities and shareholders' equity	$15,383,182	$14,122,861
See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In thousands of United States dollars, except share and per share amounts)

	THREE MONTHS ENDED MARCH 31,
	2017	2016
Revenues
Gross premiums written	$1,778,861	$1,611,677
Ceded premiums written	(759,212)	(672,835)
Net premiums written	1,019,649	938,842
Change in unearned premiums	(472,617)	(385,651)
Net premiums earned	547,032	553,191
Net investment income	52,850	11,181
Net realized and unrealized gains	4,093	13,787
Net impairment losses recognized in earnings	(430)	(623)
Other underwriting loss	(5,892)	(2,444)
Total revenues	597,653	575,092
Expenses
Net losses and loss expenses	301,313	243,328
Acquisition expenses	119,124	103,842
General and administrative expenses	73,957	72,225
Corporate expenses	70,367	11,771
Amortization of intangibles	15,934	21,374
Net foreign exchange gains	(1,157)	(11,729)
Interest expense	10,788	10,870
Total expenses	590,326	451,681
Income before income taxes	7,327	123,411
Income tax benefit	19,056	1,233
Net income	26,383	124,644
Net income attributable to non-controlling interests	(6,955)	(9,063)
Net income available to Endurance Holdings	19,428	115,581
Preferred dividends	(3,651)	(9,203)
Net income available to Endurance Holdings' common and participating common shareholders	$15,777	$106,378
Comprehensive income
Net income	$26,383	$124,644
Other comprehensive income
Net unrealized holding gains on investments arising during the period (net of other-than-temporary impairment losses recognized in other comprehensive income, reclassification adjustment and applicable deferred income taxes of $514 and ($6,881) for the three months ended March 31, 2017 and 2016, respectively)	30,108	57,758
Foreign currency translation adjustments	5,689	(12,318)
Reclassification adjustment for net losses on derivative designated as cash flow hedge included in net income	22	22
Other comprehensive income	35,819	45,462
Comprehensive income	62,202	170,106
Comprehensive income attributable to non-controlling interests	(6,955)	(9,063)
Comprehensive income attributable to Endurance Holdings	$55,247	$161,043
Per share data
Dividend per common share	$0.38	$0.38
See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY
(In thousands of United States dollars)

	THREE MONTHS ENDED MARCH 31,
	2017	2016
Preferred shares
Balance, beginning and end of period	9	9,209
Common shares
Balance, beginning of period	67,628	66,798
Issuance of common shares, net of forfeitures	(113)	552
Cancellation of common shares	(67,485)	—
Balance, end of period	30	67,350
Additional paid-in capital
Balance, beginning of period	1,961,917	2,145,836
Issuance of common shares, net of forfeitures	136	1,055
Cancellation of common shares	67,485	—
Settlement of equity awards	(13,606)	(10,735)
Stock-based compensation expense	41,816	10,015
Reclassification due to ASU 2016-09	5,789	—
Balance, end of period	2,063,537	2,146,171
Accumulated other comprehensive loss
Cumulative foreign currency translation adjustments:
Balance, beginning of period	(118,642)	(32,318)
Foreign currency translation adjustments	5,689	(12,318)
Balance, end of period	(112,953)	(44,636)
Unrealized holding gains on investments, net of deferred taxes:
Balance, beginning of period	61,483	(12,638)
Net unrealized holding gains arising during the period, net of other-than-temporary impairment losses and reclassification adjustment	30,108	57,758
Balance, end of period	91,591	45,120
Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(1,590)	(1,678)
Net change from current period hedging transactions, net of reclassification adjustment	22	22
Balance, end of period	(1,568)	(1,656)
Total accumulated other comprehensive loss	(22,930)	(1,172)
Retained earnings
Balance, beginning of period	2,911,634	2,681,053
Reclassification due to ASU 2016-09	(5,789)	—
Net income	26,383	124,644
Net income attributable to non-controlling interests	(6,955)	(9,063)
Dividends on preferred shares	(3,651)	(9,203)
Dividends on common shares	(26,004)	(25,632)
Balance, end of period	2,895,618	2,761,799
Total shareholders' equity available to Endurance Holdings	4,936,264	4,983,357
Non-controlling interests	260,115	258,259
Total shareholders' equity	$5,196,379	$5,241,616
See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States dollars)

	THREE MONTHS ENDED MARCH 31,
	2017	2016
Cash flows used in operating activities
Net income	$26,383	$124,644
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of net premium on investments	9,714	10,460
Amortization of other intangibles and depreciation	22,554	26,880
Net realized and unrealized gains	(4,093)	(13,787)
Net impairment losses recognized in earnings	430	623
Deferred taxes	(14,033)	(1,842)
Stock-based compensation expense	41,816	10,015
Equity in (earnings) losses of other investments	(13,078)	28,257
Change in:
Premiums receivable, net	(608,252)	(524,440)
Insurance and reinsurance balances receivable	163	(1,445)
Deferred acquisition costs	(54,864)	(66,153)
Prepaid reinsurance premiums	(376,015)	(392,694)
Reinsurance recoverable on unpaid losses	(64,338)	(27,649)
Reinsurance recoverable on paid losses	(77,634)	(42,925)
Accrued investment income	3,749	657
Other assets	(23,552)	10,312
Reserve for losses and loss expenses	(70,169)	(52,226)
Reserve for unearned premiums	849,449	776,257
Reinsurance balances payable	243,326	194,044
Other liabilities	(34,856)	(89,372)
Net cash flows used in operating activities	(143,300)	(30,384)
Cash flows provided by investing activities
Proceeds from sales and maturities of trading investments	731,116	753,987
Proceeds from sales and maturities of available for sale investments	916,256	964,133
Proceeds from the redemption of other investments	38,873	86,713
Purchases of trading investments	(219,134)	(780,573)
Purchases of available for sale investments	(1,163,339)	(852,752)
Purchases of other investments	(7,074)	(39,162)
Net settlements of other assets and other liabilities	(27,203)	860
Purchases of fixed assets	(4,284)	(2,385)
Net cash paid upon subsidiary acquisition	(5)	(3)
Net cash flows provided by investing activities	265,206	130,818
Cash flows provided by (used in) financing activities
Issuance of common shares	30	566
Net distributions to non-controlling interests	(4,778)	(16,859)
Settlement of equity awards	(13,606)	(10,735)
Received from Sompo for settlement of equity awards	101,778	—
Offering and registration costs paid	—	(258)
Proceeds from issuance of debt	—	178
Repayments of debt	(7)	(13,199)
Dividends on preferred shares	(3,651)	(9,203)
Dividends on common shares	(25,973)	(25,578)
Net cash flows provided by (used in) financing activities	53,793	(75,088)
Effect of exchange rate changes on cash and cash equivalents	6,927	9,637
Net increase in cash and cash equivalents	182,626	34,983
Cash and cash equivalents, beginning of period	1,149,541	1,177,750
Cash and cash equivalents, end of period	$1,332,167	$1,212,733
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
In addition, as part of its collateralized reinsurance and third party asset management operations, Endurance Holdings and Endurance Specialty Insurance Ltd. ("Endurance Bermuda") together own 33.3% of Blue Capital Reinsurance Holdings Ltd. ("BCRH")'s common shares, and Endurance Bermuda owns 28.0% of Blue Capital Global Reinsurance Fund Limited ("BCGR")'s ordinary shares.
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
On October 5, 2016, the Company entered into an agreement and plan of merger (the "Merger Agreement") for the acquisition of 100% of the outstanding ordinary shares of the Company by Sompo Holdings, Inc. ("Sompo") for $93.00 per share in cash (the "Merger"). The Merger was approved by each company's Board of Directors and the Company's ordinary and preferred shareholders at a special general meeting.
On March 28, 2017, Sompo completed its acquisition of the Company following receipt of all shareholder and regulatory approvals. Pursuant to the terms of the Merger Agreement, Endurance Holdings ordinary shares ceased trading on the New York Stock Exchange ("NYSE") and each Endurance Holdings issued and outstanding ordinary share was canceled and converted into the right to receive $93.00 per share. The Company's 6.35% Non-Cumulative Preferred Shares, Series C (the "Series C Preferred Shares") continue to be traded on the NYSE following the close of the transaction.
Under the terms of the Merger Agreement, the aggregate consideration for the Merger was $6,288.7 million in cash. The purchase was financed by Sompo from existing sources of liquidity and supplementary facilities. In connection with the acquisition by Sompo, the Company incurred transaction expenses of $56.2 million for the three months ended March 31, 2017, related primarily to equity compensation expenses, professional fees and investment banking fees. These expenses have been reported as a component of corporate expenses.

2.	Summary of significant accounting policies
The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The consolidated financial statements include the accounts of Endurance Holdings, its wholly-owned subsidiaries, and BCRH and the BCGR Cell. All intercompany transactions and balances have been eliminated in consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, to record the fair value of investments and to record reserves for losses and loss expenses and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.
The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

2.	Summary of significant accounting policies, cont'd.
thereto for the year ended December 31, 2016 contained in Endurance Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the "2016 Form 10-K").
Certain comparative information has been reclassified to conform to current year presentation.
There were no material changes in the Company's significant accounting and reporting policies subsequent to the filing of the 2016 Form 10-K.
Recent accounting pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 changes how companies account for certain aspects of share-based payments to employees. Entities are required to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The guidance also changes employers' accounting for an employee's use of shares to satisfy the employer's statutory income tax withholding obligation, and accounting for forfeitures. ASU 2016-09 was effective for public business entities for annual and interim periods beginning after December 15, 2016. Early adoption was permitted. The Company adopted ASU 2016-09 effective January 1, 2017. The adoption of this guidance resulted in a reduction of $5.8 million to opening retained earnings and a corresponding increase to opening additional paid-in capital. The adoption of this guidance did not have a material impact on the Company's Unaudited Condensed Consolidated Statements of Income and Comprehensive Income and Unaudited Condensed Consolidated Statements of Cash Flows.
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350)" ("ASU 2017-04"). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under ASU 2017-04, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its Unaudited Condensed Consolidated Financial Statements.

3.	Investments
Composition of Net Investment Income and of Invested Assets
The components of net investment income for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
Fixed income investments	$41,726	$38,400
Equity securities	1,957	3,847
Other investments	13,078	(28,257)
Cash and cash equivalents	625	1,047
	$57,386	$15,037
Investment expenses	(4,536)	(3,856)
Net investment income	$52,850	$11,181

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.
Contractual maturities of the Company's fixed maturity and short-term investments are shown below as of March 31, 2017 and December 31, 2016. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$298,437	$298,369	$617,655	$617,462
Due after one year through five years	2,167,758	2,188,242	2,170,111	2,187,173
Due after five years through ten years	886,477	895,874	887,775	896,388
Due after ten years	59,155	61,938	55,400	58,449
Residential mortgage-backed securities	1,452,746	1,463,232	1,448,917	1,461,286
Commercial mortgage-backed securities	625,162	626,851	615,730	618,848
Collateralized loan and debt obligations	406,111	412,236	369,126	371,256
Asset-backed securities	509,011	510,773	509,595	510,663
Total	$6,404,857	$6,457,515	$6,674,309	$6,721,525
The following table summarizes the fair value of the fixed maturity investments, short-term investments and equity securities classified as trading at March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
Fixed maturity investments
U.S. government and agencies securities	$412,572	$551,055
U.S. state and municipal securities	2,627	6,006
Foreign government securities	110,730	110,088
Government guaranteed corporate securities	2,618	2,959
Corporate securities	958,677	1,051,200
Residential mortgage-backed securities	425,734	483,444
Commercial mortgage-backed securities	144,730	164,237
Collateralized loan and debt obligations	115,074	98,924
Asset-backed securities	224,545	272,142
Total fixed maturity investments	2,397,307	2,740,055
Short-term investments	52,967	330,199
Total fixed income investments	$2,450,274	$3,070,254
Equity securities
Equity investments	$202	$16,056
Total equity securities	$202	$16,056
In addition to the Company's fixed maturity, short-term and equity securities, the Company invests in other investments. At March 31, 2017 and December 31, 2016, the Company had invested, net of capital returned, a total of $445.1 million and $470.3 million, respectively, in other investments. At March 31, 2017 and December 31, 2016, the carrying value of other investments was $569.7 million and $588.3 million, respectively.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.
The following table summarizes the composition, unfunded commitments and redemption restrictions of other investments as of March 31, 2017 and December 31, 2016:

March 31, 2017	Market Value	Unfunded Commitments	Ineligible for Redemption over next 12 months
Hedge funds	$457,595	$—	$89,444
Private investment funds	81,550	86,220	81,550
Other investment funds	30,561	—	31,093
Total	$569,706	$86,220	$202,087

December 31, 2016	Market Value	Unfunded Commitments	Ineligible for Redemption in 2017
Hedge funds	$482,865	$—	$85,963
Private investment funds	76,451	92,214	76,451
Other investment funds	28,992	—	27,518
Total	$588,308	$92,214	$189,932
Hedge funds – The redemption frequency of the hedge funds in which the Company invests range from monthly to biennially with notice periods from 30 to 180 days. Over one year, it is estimated that the Company can liquidate approximately 80.5% of its hedge fund portfolio, with the remainder over the following two years.
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
Net Realized and Unrealized Gains
Realized gains and losses are recognized in earnings using the first in, first out method. The analysis of gross realized gains and losses, net unrealized gains on trading securities, and the change in the fair value of investment-related derivative financial instruments for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
Gross realized gains on investment sales	$8,169	$9,856
Gross realized losses on investment sales	(7,899)	(11,195)
Net unrealized gains on trading securities	7,490	14,796
Change in fair value of investment-related derivative financial instruments(1)	(3,667)	330
Net realized and unrealized gains	$4,093	$13,787

(1)	For additional information on the Company's derivative financial instruments, see Note 7, Derivatives.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.
Unrealized Gains and Losses
The Company classifies some of its investments in fixed maturity investments, short-term investments and equity securities as available for sale. The amortized cost, fair value and related gross unrealized gains and losses on the Company's securities classified as available for sale at March 31, 2017 and December 31, 2016 are as follows:

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity investments
U.S. government and agencies securities	$545,642	$3,905	$(1,616)	$547,931
U.S. state and municipal securities	14,568	845	(94)	15,319
Foreign government securities	76,397	1,211	(796)	76,812
Government guaranteed corporate securities	764	—	(1)	763
Corporate securities	1,205,017	24,752	(6,243)	1,223,526
Residential mortgage-backed securities	1,027,938	19,523	(9,963)	1,037,498
Commercial mortgage-backed securities	480,197	7,686	(5,762)	482,121
Collateralized loan and debt obligations	294,667	2,639	(144)	297,162
Asset-backed securities	284,421	2,577	(770)	286,228
Total fixed maturity investments	3,929,611	63,138	(25,389)	3,967,360
Short-term investments	39,891	—	(10)	39,881
Total fixed income investments	$3,969,502	$63,138	$(25,399)	$4,007,241
Equity securities
Equity investments	$479,524	$50,559	$(271)	$529,812
Preferred equity investments	125	1	—	126
Total equity securities	$479,649	$50,560	$(271)	$529,938

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity investments
U.S. government and agencies securities	$449,638	$3,981	$(2,792)	$450,827
U.S. state and municipal securities	11,560	945	(154)	12,351
Foreign government securities	68,539	2,236	(1,944)	68,831
Government guaranteed corporate securities	912	46	—	958
Corporate securities	1,078,756	26,481	(8,744)	1,096,493
Residential mortgage-backed securities	968,273	21,032	(11,463)	977,842
Commercial mortgage-backed securities	452,011	8,790	(6,190)	454,611
Collateralized loan and debt obligations	271,361	1,644	(673)	272,332
Asset-backed securities	237,177	2,242	(898)	238,521
Total fixed maturity investments	3,538,227	67,397	(32,858)	3,572,766
Short-term investments	78,506	1	(2)	78,505
Total fixed income investments	$3,616,733	$67,398	$(32,860)	$3,651,271
Equity securities
Equity investments	$461,509	$27,948	$(4,545)	$484,912
Preferred equity investments	175	—	(2)	173
Total equity securities	$461,684	$27,948	$(4,547)	$485,085

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.
The following tables summarize, for all available for sale securities in an unrealized loss position at March 31, 2017 and December 31, 2016, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	Less than 12 months		12 months or greater		Total
March 31, 2017	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value
Fixed maturity investments
U.S. government and agencies securities	$(1,615)	$240,131	$(1)	$248	$(1,616)	$240,379
U.S. state and municipal securities	(91)	7,702	(3)	2,058	(94)	9,760
Foreign government securities	(207)	22,247	(589)	2,780	(796)	25,027
Government guaranteed corporate securities	(1)	763	—	—	(1)	763
Corporate securities	(5,269)	344,120	(974)	7,106	(6,243)	351,226
Residential mortgage-backed securities	(8,720)	522,225	(1,243)	29,538	(9,963)	551,763
Commercial mortgage-backed securities	(2,807)	151,647	(2,955)	58,708	(5,762)	210,355
Collateralized loan and debt obligations	(97)	63,336	(47)	17,611	(144)	80,947
Asset-backed securities	(596)	106,552	(174)	34,553	(770)	141,105
Total fixed maturity investments	(19,403)	1,458,723	(5,986)	152,602	(25,389)	1,611,325
Short-term investments	(10)	35,230	—	—	(10)	35,230
Total fixed income investments	$(19,413)	$1,493,953	$(5,986)	$152,602	$(25,399)	$1,646,555
Equity securities
Equity investments	$(56)	$2,473	$(215)	$3,884	$(271)	$6,357
Total equity securities	$(56)	$2,473	$(215)	$3,884	$(271)	$6,357

(1)	Gross unrealized losses include unrealized losses on non-OTTI and non-credit OTTI securities recognized in accumulated other comprehensive loss at March 31, 2017.

As of March 31, 2017, 1,015 available for sale securities were in an unrealized loss position aggregating $25.7 million. Of those, 184 securities with aggregated unrealized losses of $6.2 million had been in a continuous unrealized loss position for twelve months or greater.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.

	Less than 12 months		12 months or greater		Total
December 31, 2016	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value
Fixed maturity investments
U.S. government and agencies securities	$(2,791)	$289,012	$(1)	$248	$(2,792)	$289,260
U.S. state and municipal securities	(152)	5,288	(2)	2,143	(154)	7,431
Foreign government securities	(446)	15,717	(1,498)	5,973	(1,944)	21,690
Corporate securities	(7,512)	448,643	(1,232)	11,897	(8,744)	460,540
Residential mortgage-backed securities	(10,082)	521,167	(1,381)	31,835	(11,463)	553,002
Commercial mortgage-backed securities	(3,453)	174,144	(2,737)	76,694	(6,190)	250,838
Collateralized loan and debt obligations	(223)	50,194	(450)	81,043	(673)	131,237
Asset-backed securities	(539)	64,109	(359)	39,770	(898)	103,879
Total fixed maturity investments	(25,198)	1,568,274	(7,660)	249,603	(32,858)	1,817,877
Short-term investments	(2)	4,691	—	—	(2)	4,691
Total fixed income investments	$(25,200)	$1,572,965	$(7,660)	$249,603	$(32,860)	$1,822,568
Equity securities
Equity investments	$(2,855)	$71,509	$(1,690)	$17,408	$(4,545)	$88,917
Preferred equity investments	(2)	123	—	—	(2)	123
Total equity securities	$(2,857)	$71,632	$(1,690)	$17,408	$(4,547)	$89,040

(1)	Gross unrealized losses include unrealized losses on non-OTTI and non-credit OTTI securities recognized in accumulated other comprehensive loss at December 31, 2016.
As of December 31, 2016, 1,090 available for sale securities were in an unrealized loss position aggregating $37.4 million. Of those, 218 securities with aggregated unrealized losses of $9.4 million had been in a continuous unrealized loss position for twelve months or greater.
The decrease in gross unrealized losses on the Company's available for sale fixed income investments at March 31, 2017 compared to December 31, 2016 was primarily due to tightening credit spreads during the three months ended March 31, 2017. At March 31, 2017, the Company did not have the intent to sell any of the remaining fixed income investments in an unrealized loss position and determined that it was unlikely that the Company would be required to sell those securities in an unrealized loss position. During the three months ended March 31, 2017, the Company impaired certain fixed maturity investments and equity securities and therefore recognized in earnings total other-than-temporary impairments of $0.4 million for the three months ended March 31, 2017. As of March 31, 2017, the Company did not have the intent to sell any of the remaining equity securities in an unrealized loss position.
Other Investments
The Company is involved in the normal course of business with variable interest entities ("VIEs") as a passive investor in residential and commercial mortgage-backed securities and through its interests in various other investments that are structured as limited partnerships considered to be third party VIEs. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE's capital structure, contractual terms, nature of the VIE's operations and purpose and the Company's relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company determined that it was not the primary beneficiary for any of these investments as of March 31, 2017. The Company believes its exposure to loss with respect to these investments is generally limited to the investment carrying amounts reported in the Company's Condensed Consolidated Balance Sheets and any unfunded investment commitments.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.
Collateralized Reinsurance Entities
As of March 31, 2017, Endurance Holdings and Endurance Bermuda together owned 33.3% of BCRH's common shares. BCRH is considered a VIE under U.S. GAAP due to service agreements for investment management, underwriting and insurance management and administrative services between BCRH and BCML, and the economic penalty to terminate the service agreements by BCRH. The Company has determined that it is BCRH's primary beneficiary due to its ability to direct the activities of BCRH through BCML along with its economic interest in BCRH. As a result, the Company fully consolidates the assets, liabilities and operations of BCRH and its subsidiaries within its Unaudited Condensed Consolidated Financial Statements. The interests in BCRH and its subsidiaries that the Company fully consolidates that are attributable to third-party investors are reported within the Company's Unaudited Condensed Consolidated Financial Statements as non-controlling interests. BCRH's shareholder rights do not include redemption features within the control of the third party shareholders. The Company reassesses its VIE determination with respect to BCRH on an ongoing basis.
As of March 31, 2017, Endurance Bermuda owned 28.0% of BCGR's ordinary shares. BCGR is considered a "voting interest entity" under U.S. GAAP and, because the Company owns less than 50% of its outstanding ordinary shares, the Company does not consolidate BCGR's assets, liabilities or operations within its Unaudited Condensed Consolidated Financial Statements.  However, the BCGR Cell and Blue Water Re Ltd. ("Blue Water Re"), the Company's wholly-owned Bermuda-based special purpose insurance company, are considered VIEs under U.S. GAAP due to service agreements for investment management, underwriting and insurance management and administrative services between Blue Water Re and BCML. The Company has determined that it is the primary beneficiary of these entities due to its ability to direct the activities of Blue Water Re and the BCGR Cell along with its economic interest in these entities. Therefore, as funds held in BCGR are invested in the BCGR Cell, and ultimately into Blue Water Re, they are included in the Company's Unaudited Condensed Consolidated Financial Statements. Conversely, as funds previously invested by BCGR and the BCGR Cell into Blue Water Re are returned to BCGR, they are no longer included in the Company's Unaudited Condensed Consolidated Financial Statements. The interests in the BCGR Cell and Blue Water Re that the Company fully consolidates that are attributable to third-party investors are reported within the Company's Unaudited Condensed Consolidated Financial Statements as non-controlling interests. BCGR's shareholder rights do not include redemption features within the control of the third party shareholders. The Company reassesses its VIE determinations with respect to the BCGR Cell and Blue Water Re on an ongoing basis.
The following table summarizes the movements in the non-redeemable non-controlling interests balance during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Non-controlling interests, beginning of period	$259,694	$267,810
Income attributable to third-party investments in the BCGR Cell	4,195	5,741
Income attributable to third-party investments in BCRH	2,760	3,322
Net income attributable to non-controlling interests	6,955	9,063
Net preferred share redemptions attributable to third-party investments in the BCGR Cell(1)	(1,402)	(9,623)
Net investments attributable to third-parties in BCRH	92	16
Net change in third-party investments in non-controlling interests	(1,310)	(9,607)
Dividends declared by BCRH attributable to non-controlling interests	(5,224)	(9,007)
Non-controlling interests, end of period	$260,115	$258,259
(1) The redemption from the BCGR Cell during the three months ended March 31, 2017 and 2016 was required to fund expenses, repay debt and fund dividends by BCGR.

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
The carrying values of cash and cash equivalents, accrued investment income, other investments, net receivable on sales of investments, net payable on purchases of investments and other financial instruments not described above approximated their fair values at March 31, 2017 and December 31, 2016.
Transfers between levels are assumed to occur at the end of each period.
The following table sets forth the Company's fixed maturity investments, equity securities, short-term investments, other assets and liabilities and debt categorized by the level within the hierarchy in which the fair value measurements fall at March 31, 2017:

	Fair Value Measurements at March 31, 2017
	Total at March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed maturity investments
U.S. government and agencies securities	$960,503	$23,292	$937,211	$—
U.S. state and municipal securities	17,946	—	17,946	—
Foreign government securities	187,542	—	187,542	—
Government guaranteed corporate securities	3,381	—	3,381	—
Corporate securities	2,182,203	—	1,994,513	187,690
Residential mortgage-backed securities	1,463,232	—	1,463,232	—
Commercial mortgage-backed securities	626,851	—	626,851	—
Collateralized loan and debt obligations	412,236	—	412,236	—
Asset-backed securities	510,773	—	510,773	—
Total fixed maturity investments	6,364,667	23,292	6,153,685	187,690
Equity securities
Equity investments	530,014	190,659	339,355	—
Preferred equity investments	126	—	126	—
Total equity securities	530,140	190,659	339,481	—
Short-term investments	92,848	—	92,848	—
Other assets (see Note 7)	235,276	1,945	190,571	42,760
Total assets	$7,222,931	$215,896	$6,776,585	$230,450
Liabilities
Other liabilities (see Note 7)	$136,617	$334	$98,406	$37,877
Debt	810,494	—	810,494	—
Total liabilities	$947,111	$334	$908,900	$37,877
During the three months ended March 31, 2017, no securities were transferred into or out of Level 3. No securities were transferred between Level 3 and Level 2 during the period.
During the three months ended March 31, 2016, $3.6 million of primarily of corporate securities were transferred into Level 3 as no observable inputs were available. $5.0 million of primarily corporate securities were transferred out of Level 3 into Level 2 during the period.

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
The following table sets forth the Company's fixed maturity investments, equity securities, short-term investments, other assets and liabilities and debt categorized by the level within the hierarchy in which the fair value measurements fall at December 31, 2016:

	Fair Value Measurements at December 31, 2016
	Total at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed maturity investments
U.S. government and agencies securities	$1,001,882	$51,827	$950,055	$—
U.S. state and municipal securities	18,357	—	18,357	—
Foreign government securities	178,919	—	178,919	—
Government guaranteed corporate securities	3,917	—	3,917	—
Corporate securities	2,147,693	—	1,968,056	179,637
Residential mortgage-backed securities	1,461,286	—	1,461,286	—
Commercial mortgage-backed securities	618,848	—	618,848	—
Collateralized loan and debt obligations	371,256	—	371,256	—
Asset-backed securities	510,663	—	510,663	—
Total fixed maturity investments	6,312,821	51,827	6,081,357	179,637
Equity securities
Equity investments	500,968	184,251	316,717	—
Preferred equity investments	173	—	173	—
Total equity securities	501,141	184,251	316,890	—
Short-term investments	408,704	—	408,654	50
Other assets (see Note 7)	166,716	1,953	123,681	41,082
Total assets	$7,389,382	$238,031	$6,930,582	$220,769
Liabilities
Other liabilities (see Note 7)	$84,069	$2,772	$55,051	$26,246
Debt	770,704	—	770,704	—
Total liabilities	$854,773	$2,772	$825,755	$26,246
Level 3 assets represented 3.2% and 3.0% of the Company's total fair valued assets at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017 and December 31, 2016, Level 3 securities were primarily comprised of corporate securities and weather derivatives. There were no material changes in the Company's valuation techniques for the three months ended March 31, 2017.
Other assets and other liabilities measured at fair value at March 31, 2017 included Level 3 assets of $42.8 million (December 31, 2016 - $41.1 million) and liabilities of $37.9 million (December 31, 2016 - $26.2 million) related to proprietary, non-exchange traded derivative-based risk management products used in the Company's weather risk management business, and hedging and trading activities related to these risks. In instances where market prices are not available, the Company may use industry or internally developed valuation techniques such as historical analysis and simulation modeling to determine fair value and are considered Level 3.
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
Below is a summary of quantitative information regarding the significant inputs used in determining the fair value of the net weather and energy related derivative assets classified in Level 3 that are measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016:

March 31, 2017
	Fair Value (Level 3)	Valuation Techniques	Inputs	Range
				Low	High
(Commodity curve in U.S. dollars in thousands)
Net weather and energy related derivative assets	$4,883	Historical Analysis and Simulation	Correlation	0	1
			Temperature	-15F	115F
			Composite weather variable	-25 deg.	45 deg.
			Rainfall	0"	2"
			Windspeed	0.01 m/s	25 m/s
			Wave height	0 m	25 m
			Commodity curve	$(1)	$14

December 31, 2016
	Fair Value (Level 3)	Valuation Techniques	Inputs	Range
				Low	High
(Commodity curve in U.S. dollars in thousands)
Net weather and energy related derivative assets	$14,836	Historical Analysis and Simulation	Correlation	0	1
			Temperature	-15F	115F
			Composite weather variable	-25 deg.	45 deg.
			Rainfall	0"	2"
			Windspeed	0.01 m/s	25 m/s
			Wave height	0 m	25 m
			Commodity curve	$(1)	$14

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont'd.
The following tables present a reconciliation of the beginning and ending balances for all assets and liabilities measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
	Fixed maturity investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$179,687	$41,082	$220,769	$(26,246)
Total realized and unrealized gains and losses included in earnings	(95)	—	(95)	—
Total income and losses included in other underwriting loss	—	1,237	1,237	(5,335)
Change in unrealized gains and losses included in other comprehensive income	—	—	—	—
Purchases	27,068	—	27,068	—
Issues	—	4,687	4,687	(6,518)
Sales	(18,970)	—	(18,970)	—
Settlements	—	(4,246)	(4,246)	222
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Level 3, end of period	$187,690	$42,760	$230,450	$(37,877)

	Three Months Ended March 31, 2016
	Fixed maturity investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$112,453	$41,503	$153,956	$(42,029)
Total realized and unrealized gains and losses included in earnings	(864)	—	(864)	—
Total income and losses included in other underwriting loss	—	(144)	(144)	(533)
Change in unrealized gains and losses included in other comprehensive income	415	—	415	—
Purchases	671	—	671	—
Issues	—	2,692	2,692	(4,093)
Sales	(2,469)	—	(2,469)	—
Settlements	—	(14,080)	(14,080)	16,236
Transfers into Level 3	3,629	—	3,629	—
Transfers out of Level 3	(5,034)	—	(5,034)	—
Level 3, end of period	$108,801	$29,971	$138,772	$(30,419)

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.     Reserve for losses and loss expenses
Activity in the reserve for losses and loss expenses for the three months ended March 31, 2017 and 2016 is summarized as follows:

	Three Months Ended March 31,
	2017	2016
Gross reserve for losses and loss expenses, beginning of period	$4,905,138	$4,510,415
Reinsurance recoverable on unpaid losses	1,213,129	907,944
Net reserve for losses and loss expenses, beginning of period	3,692,009	3,602,471

Incurred related to:
Current year	335,119	304,437
Prior years	(33,806)	(61,109)
Total incurred	301,313	243,328
Paid related to:
Current year	(12,386)	(7,051)
Prior years	(439,208)	(333,227)
Total paid	(451,594)	(340,278)

Foreign currency translation and other	15,774	17,075

Net reserve for losses and loss expenses, end of period	3,557,502	3,522,596
Reinsurance recoverable on unpaid losses	1,277,467	935,593
Gross reserve for losses and loss expenses, end of period	$4,834,969	$4,458,189
During the three months ended March 31, 2017, the Company's estimated ultimate losses for prior accident years were reduced by $33.8 million (2016 - $61.1 million) due to lower claims emergence than originally estimated by the Company. During the three months ended March 31, 2017, the Company experienced favorable reserve development of $22.7 million across all lines of business in the Reinsurance segment and $11.1 million of favorable development across all lines of business in the Insurance segment. During the three months ended March 31, 2016, the Company experienced favorable development of $37.9 million across all lines of business in the Reinsurance segment and $23.2 million of favorable development across all lines of business in the Insurance segment.
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

6.	Accumulated other comprehensive loss
The following tables present the changes in accumulated other comprehensive loss balances by component for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31, 2017
	Losses on cash flow hedges	Unrealized gains on available for sale securities	Foreign currency translation adjustments	Total
Beginning balance	$(1,590)	$61,483	$(118,642)	$(58,749)
Other comprehensive income before reclassifications	—	28,897	5,689	34,586
Amounts reclassified from accumulated other comprehensive loss(1)	22	1,211	—	1,233
Net current period other comprehensive income	22	30,108	5,689	35,819
Ending balance	$(1,568)	$91,591	$(112,953)	$(22,930)
(1)All amounts are net of tax.

	For the Three Months Ended March 31, 2016
	Losses on cash flow hedges	Unrealized gains on available for sale securities	Foreign currency translation adjustments	Total
Beginning balance	$(1,678)	(12,638)	$(32,318)	$(46,634)
Other comprehensive income before reclassifications	—	55,494	(12,318)	43,176
Amounts reclassified from accumulated other comprehensive loss(1)	22	2,264	—	2,286
Net current period other comprehensive income	22	57,758	(12,318)	45,462
Ending balance	$(1,656)	$45,120	$(44,636)	$(1,172)
(1)All amounts are net of tax.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.	Accumulated other comprehensive loss, cont'd.
The following tables present the significant items reclassified out of accumulated other comprehensive loss during the three months ended March 31, 2017 and 2016:

Three Months Ended March 31, 2017
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss	Affected line item in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
Losses on cash flow hedges - Debt	$22	Interest expense
	22	Total before income taxes
	—	Income tax expense
	$22	Total net of income taxes

Unrealized losses on available for sale securities	$680	Net realized losses on available for sale securities
	430	Net impairment losses recognized in earnings
	1,110	Total before income taxes
	101	Income tax expense
	$1,211	Total net of income taxes

Three Months Ended March 31, 2016
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss	Affected line item in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
Losses on cash flow hedges - Debt	$22	Interest expense
	22	Total before income taxes
	—	Income tax expense
	$22	Total net of income taxes

Unrealized losses on available for sale securities	$1,877	Net realized losses on available for sale securities
	623	Net impairment losses recognized in earnings
	2,500	Total before income taxes
	(236)	Income tax benefit
	$2,264	Total net of income taxes

7.	Derivatives
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
The Company's derivative instruments are recorded in the Condensed Consolidated Balance Sheets at fair value, with changes in fair value and gains and losses recognized in net realized and unrealized gains, net foreign exchange gains and other underwriting loss in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income.

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

7.	Derivatives, cont'd.
The fair values and the related notional values of derivatives at March 31, 2017 and December 31, 2016 are shown below.

	March 31, 2017		December 31, 2016
	Fair Value	Notional Principal Amount	Fair Value	Notional Principal Amount
Derivatives recorded in other assets
Foreign exchange forward contracts	$357	$29,396	$629	$34,630
Credit default swaps	197	3,150	266	5,450
Interest rate swaps	426	8,200	374	7,000
Interest rate futures	47	4,008	—	—
ILWs	14	10,000	1,010	20,000
TBAs	189,530	185,000	121,402	120,300
Energy and weather contracts	44,705	75,060	43,035	101,436
Total recorded in other assets	$235,276		$166,716
Derivatives recorded in other liabilities
Foreign exchange forward contracts	$246	$31,728	$1,204	$32,080
Credit default swaps	221	2,756	21	2,744
Interest rate swaps	59	1,100	59	1,100
Interest rate swaptions	—	—	34	5,400
Interest rate futures	2,969	28,476	—	—
ILWs	—	—	184	14,209
LIBOR swap	—	100,000	27	100,000
TBAs	92,272	90,300	50,704	50,400
Loss development cover	2,639	24,451	2,818	24,451
Energy and weather contracts	38,211	121,419	29,018	162,900
Total recorded in other liabilities	$136,617		$84,069
Net derivative asset	$98,659		$82,647
At March 31, 2017, the Company's derivative assets of $235.2 million (December 31, 2016 - $166.7 million) and liabilities of $133.6 million (December 31, 2016 - $84.1 million) are subject to master netting agreements, which provide for the ability to settle the derivative asset and liability with each counterparty on a net basis. Interest rate futures are not subject to master netting agreements. At March 31, 2017 and December 31, 2016, the Company's derivative instruments were recorded on a gross basis in the Condensed Consolidated Balance Sheets.
At March 31, 2017, the Company held $5.2 million (December 31, 2016 - nil) of reverse repurchase agreements. These agreements were fully collateralized, were generally outstanding for a short period of time and were presented as part of cash and cash equivalents in the Condensed Consolidated Balance Sheets. The required collateral for these agreements was either cash or U.S. treasury securities at a minimum rate of 102% of the principal amount. Upon maturity, the Company received the principal and interest income.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

7.	Derivatives, cont'd.
The gains and losses on the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for derivatives for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Total losses included in net foreign exchange gains from foreign exchange forward contracts	$(300)	$(538)

Interest rate futures	(2,961)	(282)
Credit default swaps	88	30
Interest rate swaps	47	(51)
Interest rate swaptions	—	(13)
ILWs	(812)	304
LIBOR swap	26	(144)
TBAs	(55)	486
Total (losses) gains included in net realized and unrealized gains	(3,667)	330

Energy and weather contracts	(4,790)	(715)
Loss development cover	(14)	(867)
Total losses included in other underwriting loss	(4,804)	(1,582)

Total losses from derivatives	$(8,771)	$(1,790)

8.	Stock-based employee compensation and other stock plans
The Company had a stock-based employee compensation plan, which provided the Company with the ability to grant options to purchase the Company's ordinary shares, share appreciation rights, restricted shares, restricted share units, share bonuses and other equity incentive awards to key employees. The Company recognizes forfeitures of awards as they occur. In accordance with the Company's stock-based employee compensation plan and the Merger Agreement, all of the Company's share-based awards fully vested and were acquired by Sompo upon the acquisition of the Company on March 28, 2017. These awards were settled in cash to employees in April 2017.
A summary of option activity, including options held by employees, during the quarter ended March 31, 2017 is presented below:

	For the Three Months Ended March 31, 2017
Options Outstanding	Number of Options	Weighted Average Exercise Price
Beginning of period	160,000	$48.20
Granted	—	—
Settled on close of acquisition of the Company by Sompo	(160,000)	48.20
Forfeited	—	—
Outstanding, end of period	—	$—

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

8.	Stock-based employee compensation and other stock plans, cont'd.
No options were granted or expired during the quarters ended March 31, 2017 and 2016. 160,000 options vested and were settled during the quarter ended March 31, 2017 (2016 - nil). For the quarter ended March 31, 2017, compensation costs recognized in earnings for all options totaled $0.4 million (2016 - $0.3 million), of which $0.3 million was related to the vesting of options upon the acquisition of the Company by Sompo. At March 31, 2017, there were no (2016 - $0.7 million) compensation costs not yet recognized related to unvested stock options.
A summary of the restricted share and restricted share unit activity during the quarter ended March 31, 2017 is presented below:

Number of Shares/Units
Unvested, beginning of period	1,466,716
Granted	—
Settled prior to acquisition of the Company by Sompo	(430,129)
Vested on close of acquisition of the Company by Sompo	(1,033,476)
Forfeited	(3,111)
Unvested, end of period	—
During the quarter ended March 31, 2017, the Company granted no (2016 – 560,172) restricted shares and restricted share units. The restricted shares and restricted share units granted during the quarter ended March 31, 2016 had weighted average grant date fair values of $33.3 million. During the quarter ended March 31, 2017, the aggregate fair value of restricted shares and restricted share units that vested was $120.9 million (2016 - $33.0 million). For the quarter ended March 31, 2017, compensation costs recognized in earnings for all restricted shares and restricted share units were $41.4 million (2016 - $9.7 million), of which $34.1 million was related to the vesting of restricted shares and restricted share units upon the acquisition of the Company by Sompo. At March 31, 2017, there were no (2016 - $46.3 million) compensation costs not yet recognized related to unvested restricted shares and restricted share units.
Employee Share Purchase Plan
The Company also had an Employee Share Purchase Plan ("ESPP") under which employees of Endurance Holdings and certain of its subsidiaries were able to purchase the Company's ordinary shares. As a result of signing the Merger Agreement with Sompo, the ESPP was suspended as of January 1, 2017 and was terminated upon the closing of the acquisition by Sompo on March 28, 2017. For the three months ended March 31, 2017, total expenses related to the Company's ESPP were nil (2016 - $0.1 million).

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
The following table provides a summary of segment revenues and results for the three months ended March 31, 2017 and the reserve for losses and loss expenses as of March 31, 2017:

	Three Months Ended March 31, 2017
	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$989,897	$788,964	$1,778,861
Ceded premiums written	(543,132)	(216,080)	(759,212)
Net premiums written	446,765	572,884	1,019,649
Net premiums earned	224,650	322,382	547,032
Other underwriting loss	—	(5,892)	(5,892)
	224,650	316,490	541,140
Expenses
Net losses and loss expenses	149,218	152,095	301,313
Acquisition expenses	41,119	78,005	119,124
General and administrative expenses	48,114	25,843	73,957
	238,451	255,943	494,394
Underwriting (loss) income	$(13,801)	$60,547	46,746

Net investment income			52,850
Corporate expenses			(70,367)
Net foreign exchange gains			1,157
Net realized and unrealized gains			4,093
Net impairment losses recognized in earnings			(430)
Amortization of intangibles			(15,934)
Interest expense			(10,788)
Income before income taxes			$7,327

Net loss ratio	66.4%	47.2%	55.0%
Acquisition expense ratio	18.3%	24.2%	21.8%
General and administrative expense ratio	21.4%	8.0%	26.4%	(1)
Combined ratio	106.1%	79.4%	103.2%

Reserve for losses and loss expenses	$2,716,325	$2,118,644	$4,834,969
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
The following table provides a summary of segment revenues and results for the three months ended March 31, 2016 and the reserve for losses and loss expenses as of March 31, 2016:

	Three Months Ended March 31, 2016
	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$835,117	$776,560	$1,611,677
Ceded premiums written	(464,173)	(208,662)	(672,835)
Net premiums written	370,944	567,898	938,842
Net premiums earned	219,569	333,622	553,191
Other underwriting loss	—	(2,444)	(2,444)
	219,569	331,178	550,747
Expenses
Net losses and loss expenses	126,132	117,196	243,328
Acquisition expenses	30,358	73,484	103,842
General and administrative expenses	38,429	33,796	72,225
	194,919	224,476	419,395
Underwriting income	$24,650	$106,702	131,352

Net investment income			11,181
Corporate expenses			(11,771)
Net foreign exchange gains			11,729
Net realized and unrealized gains			13,787
Net impairment losses recognized in earnings			(623)
Amortization of intangibles			(21,374)
Interest expense			(10,870)
Income before income taxes			$123,411

Net loss ratio	57.5%	35.2%	43.9%
Acquisition expense ratio	13.8%	22.0%	18.8%
General and administrative expense ratio	17.5%	10.1%	15.2%	(1)
Combined ratio	88.8%	67.3%	77.9%

Reserve for losses and loss expenses	$2,422,960	$2,035,229	$4,458,189
(1) Total general and administrative expense ratio includes general and administrative expenses and corporate expenses.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont'd.
The following table provides gross and net premiums written by line of business for the three months ended March 31, 2017 and 2016:

	Gross premiums written	Net premiums written	Gross premiums written	Net premiums written
Business Segment	2017	2017	2016	2016
Insurance
Agriculture	$545,041	$264,343	$496,216	$208,627
Casualty and other specialty	196,585	82,752	138,255	63,497
Professional lines	99,886	45,953	77,415	43,334
Property, marine/energy and aviation	148,385	53,717	123,231	55,486
Total Insurance	989,897	446,765	835,117	370,944
Reinsurance
Catastrophe	207,473	98,191	200,830	88,868
Property	143,149	123,417	156,466	150,056
Casualty	63,932	63,869	98,720	98,719
Professional lines	78,040	76,539	48,549	48,220
Specialty	296,370	210,868	271,995	182,035
Total Reinsurance	788,964	572,884	776,560	567,898
Total	$1,778,861	$1,019,649	$1,611,677	$938,842

10.	Commitments and contingencies
Concentrations of credit risk. The Company's reinsurance recoverables on paid and unpaid losses at March 31, 2017 and December 31, 2016 amounted to $1,628.9 million and $1,486.9 million, respectively. At March 31, 2017, substantially all reinsurance recoverables on paid and unpaid losses were due from the U.S. government or from reinsurers rated A- or better by A.M. Best Company, Inc. or Standard & Poor's Corporation. At March 31, 2017 and December 31, 2016, the Company held collateral of $501.3 million and $493.3 million, respectively, related to its ceded reinsurance agreements.
Major production sources. The following table shows the percentage of gross premiums written generated through the Company's largest brokers for the three months ended March 31, 2017 and 2016, respectively:

Broker	2017	2016
Marsh & McLennan Companies, Inc.	15.7%	19.1%
Aon Benfield	14.0%	13.4%
Willis Companies	7.8%	8.9%
Total of largest brokers	37.5%	41.4%
Letters of credit. As of March 31, 2017, the Company had issued letters of credit of $224.4 million (December 31, 2016 – $222.3 million) under its credit facilities and letter of credit reimbursement agreements in favor of certain ceding companies to collateralize obligations.
Investment commitments. As of March 31, 2017 and December 31, 2016, the Company had pledged cash and cash equivalents and fixed maturity investments of $105.7 million and $106.8 million, respectively, in favor of certain ceding companies to collateralize obligations. As of March 31, 2017 and December 31, 2016, the Company had also pledged $248.3 million and $252.2 million of its cash and fixed maturity investments as required to meet collateral obligations for $224.4 million and $222.3 million, respectively, in letters of credit outstanding under its credit facilities and letter of credit reimbursement agreements. In addition, as of March 31, 2017 and December 31, 2016, cash and fixed maturity investments with fair values of $207.6 million and $207.8 million were on deposit with U.S. state regulators, respectively.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

10.	Commitments and contingencies, cont'd.
The Company is subject to certain commitments with respect to other investments at March 31, 2017 and December 31, 2016. See Note 3, Investments.
Investment assets held in trust. Blue Water Re and Blue Water Re II do not operate with a financial strength rating and, instead, fully collateralize their reinsurance obligations through cash and cash equivalents held in trust funds established by Blue Water Re and Blue Water Re II (the "Blue Water Trusts") for the benefit of ceding companies. As of March 31, 2017, the fair value of the assets held in the Blue Water Trusts was $391.1 million (December 31, 2016 - $427.8 million), which met the minimum value required on that date.
As of March 31, 2017, Blue Capital Re had pledged $181.9 million (December 31, 2016 - $191.4 million) of its cash and cash equivalents to trust accounts established for the benefit of Blue Water Re.
Blue Capital Re ILS fully collateralizes its insurance-linked security obligations through cash and cash equivalents held in trust funds established by Blue Capital Re ILS (the "Blue Capital Re ILS Trusts") for the benefit of third parties. As of March 31, 2017, the fair value of the assets held in the Blue Capital Re ILS Trusts was $3.1 million (December 31, 2016 - $3.3 million), which met the minimum value required on that date.
During 2015, Endurance Bermuda established a multi-beneficiary reinsurance trust (the "Endurance Reinsurance Trust") domiciled in Delaware. The Endurance Reinsurance Trust was established as a means of providing statutory credit to Endurance Bermuda's U.S. cedants. As of March 31, 2017, the fair value of the investments held in the Endurance Reinsurance Trust exceeded $768.3 million (December 31, 2016 - $783.9 million), the minimum value required on that date.
During 2015, Endurance Bermuda also established a second multi-beneficiary reinsurance trust domiciled in Delaware as a means of providing statutory credit to Endurance Bermuda's U.S. cedants in connection with a reduction in collateral requirements in certain states (the "Reduced Collateral Trust"). As of March 31, 2017, the fair value of the assets held in the Reduced Collateral Trust exceeded $25.1 million (December 31, 2016 - $16.4 million), the minimum value required on that date.
Endurance Bermuda is party to a reinsurance trust (the "MUSIC Trust"). The MUSIC Trust was established as a means of providing statutory credit to MUSIC in support of the business retained in connection with the 2011 sale by Montpelier Re of MUSIC. As of March 31, 2017, the fair value of the assets held in the MUSIC Trust was $24.9 million (December 31, 2016 - $24.6 million), the minimum value required on that date.
Endurance Bermuda is party to a Lloyd's Deposit Trust Deed (the "Lloyd's Capital Trust") in order to meet Endurance Corporate Capital Limited ("ECCL")'s ongoing funds at Lloyd's ("FAL") requirements. The minimum value of cash and investments held by the Lloyd’s Capital Trust is subject to approval by Lloyd's and is based on ECCL's Solvency Capital Requirement, which is used to determine the required amount of FAL. As of March 31, 2017, the fair value of cash and investments held in the Lloyd's Capital Trust was $324.2 million (December 31, 2016 - $323.6 million), which met the minimum value required on that date.
Premiums received by Syndicate 5151 are required to be received into the Lloyd's Premiums Trust Funds (the "Premiums Trust Funds"). Under the Premiums Trust Funds' deeds, assets may only be used for the payment of claims and valid expenses for a stated period of time. As of March 31, 2017, the fair value of all assets held in the Premiums Trust Funds was $178.4 million (December 31, 2016 - $184.1 million).
The Company's investment assets held in trust appear on the Company's Condensed Consolidated Balance Sheets as cash and cash equivalents, fixed maturity investments and accrued investment income, as appropriate.
Lloyd's New Central Fund. The Lloyd's New Central Fund is available to satisfy claims if a member of Lloyd's is unable to meet its obligations to policyholders. The Lloyd's New Central Fund is funded by an annual levy imposed on members, which is determined annually by Lloyd's as a percentage of each member's gross written premiums (2017 - 0.35%; 2016 - 0.35%). In addition, the Council of Lloyd's has power to call on members to make an additional contribution to the Lloyd's New Central Fund of up to 3.0% of their underwriting capacity each year should it decide that such additional contributions are necessary. The Company currently estimates that its 2017 obligation to the Lloyd's New Central Fund will be approximately $1.5 million (2016 - $1.1 million) and accrues for this obligation ratably throughout the year on a quarterly basis.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

10.	Commitments and contingencies, cont'd.
Lloyd's also imposes other charges on its members and the syndicates on which they participate, including an annual subscription charge (2017 - 0.40%; 2016 - 0.45%), a market modernization levy (2017- 0.9%; 2016 - 0.1%) and an overseas business charge, levied as a percentage of gross international premiums (defined as business outside the U.K. and the Channel Islands), with the percentage depending on the type of business written. Lloyd's also has power to impose additional charges under Lloyd's Powers of Charging Byelaw. The Company currently estimates that its 2017 obligation to Lloyd's for such charges will be approximately $2.1 million (2016 - $1.8 million) and accrues for this obligation ratably throughout the year on a quarterly basis.
BCRH Credit Facility. The Company, through a wholly-owned subsidiary, is party to an unsecured $20.0 million credit facility agreement with BCRH (the "BCRH Credit Facility"). As of March 31, 2017, BCRH had no outstanding borrowings under the BCRH Credit Facility (2016 - nil).
BCGR Credit Facility. The Company, through a wholly-owned subsidiary, is party to an unsecured $20.0 million credit facility agreement with BCGR (the "BCGR Credit Facility"). As of March 31, 2017, BCGR had no outstanding borrowings under the BCGR Credit Facility (2016 - nil).
Reinsurance commitments. In the ordinary course of business, the Company periodically enters into reinsurance agreements that include terms that could require the Company to collateralize certain of its obligations.
Employment agreements. The Company has entered into employment agreements with certain officers that provide for incentive awards, executive benefits and severance payments under certain circumstances.
Operating leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at March 31, 2017 are as follows:

Twelve months ended March 31,	Amount
2018	$16,295
2019	21,872
2020	22,549
2021	21,228
2022	17,909
2023 and thereafter	99,741
$199,594
Total net lease expense under operating leases for the three months ended March 31, 2017 was $3.4 million (2016 – $3.3 million).
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

11.	Related party transactions
On March 28, 2017, Sompo completed its acquisition of 100% of the outstanding ordinary shares of the Company. The Company has entered into assumed and ceded reinsurance arrangements with certain subsidiaries and affiliates of Sompo.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

11.	Related party transactions, cont'd.
The following table presents the impact of the related party reinsurance arrangements in the Company's Unaudited Condensed Consolidated Balance Sheet at March 31, 2017:

2017
Premiums receivable	2,326
Deferred acquisition costs	1,188
Prepaid reinsurance premiums	10,728
Reinsurance recoverable on unpaid losses	11,120
Reinsurance recoverable on paid losses	2,672
Reserve for losses and loss expenses	12,717
Reserve for unearned premiums	4,297
Reinsurance balances payable	792

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the financial condition and results of operations for the three months ended March 31, 2017 of Endurance Specialty Holdings Ltd. ("Endurance Holdings") and its wholly-owned subsidiaries (collectively, the "Company"). This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this "Form 10-Q") as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2016, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in Endurance Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the "2016 Form 10-K").
Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to the Company's plans and strategy for its business, includes forward-looking statements that involve risk and uncertainties. Please see the section "Cautionary Statement Regarding Forward-Looking Statements" for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis. You should review the "Risk Factors" set forth in the 2016 Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.
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
As part of its collateralized reinsurance and third party asset management operations, Endurance Holdings and Endurance Specialty Insurance Ltd. ("Endurance Bermuda") together own 33.3% of Blue Capital Reinsurance Holdings Ltd. ("BCRH")'s common shares, and Endurance Bermuda owns 28.0% of Blue Capital Global Reinsurance Fund Limited ("BCGR")'s ordinary shares.
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
On October 5, 2016, the Company entered into an agreement and plan of merger (the "Merger Agreement") for the acquisition of 100% of the outstanding ordinary shares of the Company by Sompo Holdings, Inc. ("Sompo") for $93.00 per share in cash (the "Merger"). The Merger was approved by each company's Board of Directors and the Company's ordinary and preferred shareholders at a special general meeting.
On March 28, 2017, Sompo completed its acquisition of the Company following receipt of all shareholder and regulatory approvals. Pursuant to the terms of the Merger Agreement, Endurance Holdings ordinary shares ceased trading on the New York Stock Exchange ("NYSE") and each Endurance Holdings issued and outstanding ordinary share was canceled and converted into the right to receive $93.00 per share. The Company's 6.35% Non-Cumulative Preferred Shares, Series C (the "Series C Preferred Shares") continue to be traded on the NYSE following the close of the transaction.
Under the terms of the Merger Agreement, the aggregate consideration for the Merger was $6,288.7 million in cash. The purchase was financed by Sompo from existing sources of liquidity and supplementary facilities. In connection with the acquisition by Sompo, the Company incurred transaction expenses of $56.2 million for the three months ended

March 31, 2017, related primarily to equity compensation expenses, professional fees and investment banking fees. These expenses have been reported as a component of corporate expenses.
Application of Critical Accounting Estimates
The Company's unaudited condensed consolidated financial statements are based on the selection of accounting policies and application of significant accounting estimates which require management to make significant estimates and assumptions. The Company believes that some of the more critical judgments in the areas of accounting estimates and assumptions that affect its financial condition and results of operations are related to the recognition of premiums written and ceded, reserves for losses and loss expenses, other-than-temporary impairments within the investment portfolio and fair value measurements of certain portions of the investment portfolio. There were no material changes in the application of the Company's critical accounting estimates. Management has discussed the application of these critical accounting estimates with the Company's Board of Directors and the Audit Committee of the Board of Directors. For a detailed discussion of the Company's critical accounting estimates, please refer to the 2016 Form 10-K and the Notes to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.
Consolidated Results of Operations – For the Three Months Ended March 31, 2017 and 2016
Results of operations for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$1,778,861	$1,611,677	10.4%
Ceded premiums written	(759,212)	(672,835)	12.8%
Net premiums written	1,019,649	938,842	8.6%
Net premiums earned	547,032	553,191	(1.1)%
Net investment income	52,850	11,181	372.7%
Net realized and unrealized gains	4,093	13,787	(70.3)%
Net impairment losses recognized in earnings	(430)	(623)	(31.0)%
Other underwriting loss	(5,892)	(2,444)	141.1%
Total revenues	597,653	575,092	3.9%
Expenses
Net losses and loss expenses	301,313	243,328	23.8%
Acquisition expenses	119,124	103,842	14.7%
General and administrative expenses	73,957	72,225	2.4%
Corporate expenses	70,367	11,771	497.8%
Amortization of intangibles	15,934	21,374	(25.5)%
Net foreign exchange gains	(1,157)	(11,729)	(90.1)%
Interest expense	10,788	10,870	(0.8)%
Income tax benefit	(19,056)	(1,233)	NM(2)
Net income	26,383	124,644	(78.8)%
Net income attributable to non-controlling interests	(6,955)	(9,063)	(23.3)%
Preferred dividends	(3,651)	(9,203)	(60.3)%
Net income available to Endurance Holdings' common and participating common shareholders	$15,777	$106,378	(85.2)%

Net loss ratio	55.0%	43.9%	11.1
Acquisition expense ratio	21.8%	18.8%	3.0
General and administrative expense ratio(3)	26.4%	15.2%	11.2
Combined ratio	103.2%	77.9%	25.3

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

(3)	General and administrative expense ratio includes general and administrative expenses and corporate expenses.

Premiums
Gross premiums written in the three months ended March 31, 2017 were $1,778.9 million, an increase of $167.2 million, or 10.4%, compared to the same period in 2016. Net premiums written in the three months ended March 31, 2017 were $1,019.6 million, an increase of $80.8 million, or 8.6% compared to the same period in 2016. The increase in gross premiums written were driven by the following factors:

•	An increase in gross premiums written in the agriculture line of business in the Insurance segment primarily due to higher commodity prices;

•
An increase in gross premiums written in the property, marine/energy and aviation, professional lines and casualty and other specialty lines of business in the Insurance segment due primarily to business generated by new underwriting teams in the U.S. and the U.K.;

•
An increase in gross premiums written in the catastrophe line of business in the Reinsurance segment due to new international business, partially offset by rate declines and non-renewal of policies that no longer met profitability targets;

•	A decrease in gross premiums written in the property line of business in the Reinsurance segment due to non-renewal of policies that no longer met profitability targets;

•
A decline in gross premiums written in the casualty line of business in the Reinsurance segment due to the timing of renewal for a large eighteen month international contract and non-renewal of policies that no longer met profitability targets;

•	An increase in gross premiums written in the professional lines of business in the Reinsurance segment due to increases in signed lines; and

•
An increase in gross premiums written in the specialty line of business in the Reinsurance segment due to new surety business written and increased renewals in the surety and engineering businesses, partially offset by non-renewal of policies that no longer met profitability targets.

Ceded premiums written increased 12.8% during the quarter ended March 31, 2017 as compared to the same period in 2016. In the Insurance segment, increased gross premiums written resulted in increased ceded premiums under the whole account quota share treaty covering the entire Insurance segment's business, combined with additional purchases of facultative and excess of loss reinsurance in the property, marine/energy and aviation line of business. In the Reinsurance segment, ceded premiums written increased primarily due to growth in gross written premiums ceded under existing quota share treaties, combined with additional purchases of facultative reinsurance in the property line of business.
Net premiums earned for the three months ended March 31, 2017 were $547.0 million, a decrease of $6.2 million, or 1.1%, from the first quarter of 2016 due to the increase in ceded premiums, partially offset by the increase in gross premiums written.
Net Investment Income
The Company's net investment income of $52.9 million increased by 372.7%, or $41.7 million, for the quarter ended March 31, 2017 as compared to the same period in 2016. This increase resulted primarily from the Company's other investments. Net investment income during the first quarter of 2017 included net mark to market gains of $13.1 million on other investments as compared to mark to market losses of $28.3 million in the first quarter of 2016. Investment expenses, including investment management fees, for the three months ended March 31, 2017 were $4.5 million compared to $3.9 million for the same period in 2016.
During the first quarter of 2017, the yield on the benchmark three year U.S. Treasury bond fluctuated within a 30 basis point range, with a high of 1.69% and a low of 1.39%. Trading activity in the Company's trading and available for sale portfolios during the first quarter included reductions in short-term investments and U.S. government and agencies securities, and increased allocations to corporate securities, collateralized loan and debt obligations, equity securities, residential and commercial mortgage-backed securities and foreign government securities. The duration of fixed income investments increased to 3.13 years at March 31, 2017 from 3.04 years at December 31, 2016.

Net Realized and Unrealized Gains
The Company's investment portfolio is actively managed to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales and maturities of investments classified as trading and available for sale during the three months ended March 31, 2017 were $1,647.4 million compared to $1,718.1 million during the same period a year ago. Net realized and unrealized gains decreased during the three months ended March 31, 2017 compared to the same period in 2016 due to lower unrealized gains on trading securities and increased losses on investment-related derivative financial instruments.
Gross realized investment gains and losses, net unrealized gains on trading securities and the change in the fair value of investment-related derivative financial instruments for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$8,169	$9,856
Gross realized losses on investment sales	(7,899)	(11,195)
Net unrealized gains on trading securities	7,490	14,796
Change in fair value of investment-related derivative financial instruments	(3,667)	330
Net realized and unrealized gains	$4,093	$13,787
Net Foreign Exchange Gains
For the three months ended March 31, 2017, the Company re-measured its monetary assets and liabilities denominated in foreign currencies, which resulted in a net foreign exchange gain of $1.2 million compared to a net foreign exchange gain of $11.7 million for the same period of 2016. The current period net foreign exchange gain partly resulted from the disposal of available for sale investments and the recognition of realized foreign exchange losses in net income from accumulated other comprehensive loss. Additionally, the U.S. dollar weakening modestly against other key currencies during the period resulted in the upward revaluation of net liability positions across the business which offset the recorded gains. In the prior year, the net foreign exchange gain resulted from the U.S. dollar and British Sterling generally weakening against other key currencies during the period resulting in the upward revaluation of net asset positions in those currencies.
Net Losses and Loss Expenses
The Company's net loss ratio for the three months ended March 31, 2017 increased compared to the same period in 2016 due primarily to an increase in the current accident year loss ratio in the Insurance segment and a decrease in favorable prior year loss reserve development in the current quarter.

Favorable prior year loss reserve development was $33.8 million for the first quarter of 2017, which decreased the net loss ratio by 6.2 percentage points, compared to $61.1 million during the same period in 2016, which decreased the net loss ratio by 11.0 percentage points. In the first quarter of 2017, prior year loss reserves emerged favorably across all lines of business in the Insurance and Reinsurance segments.
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
Acquisition Expenses
The acquisition expense ratio for the three months ended March 31, 2017 was higher than the same period in 2016. For the three months ended March 31, 2016, the addition of earned premiums from the Company's acquisition of Montpelier, which had no associated acquisition costs, decreased the acquisition expense ratio for that period.

General and Administrative Expenses and Corporate Expenses
The Company's general and administrative expense ratio for the first quarter of 2017 increased by 11.2 percentage points compared to the same period in 2016 primarily due to transaction costs associated with the Company's acquisition by Sompo, which are included in corporate expenses. Excluding these transaction costs, general and administrative and corporate expenses increased due to an increase in personnel costs, partially offset by increased ceding commission reimbursements as a result of increased ceded premiums. At March 31, 2017, the Company had a total of 1,269 employees compared to 1,148 employees at March 31, 2016.
Income Tax Benefit
The Company recorded an income tax benefit for the quarter ended March 31, 2017 of $19.1 million compared to an income tax benefit of $1.2 million for the quarter ended March 31, 2016. The income tax benefit in 2017 resulted from an increase in net operating loss carryforwards primarily from transaction costs associated with the Company's acquisition by Sompo for which no valuation allowance was recorded.
Net Income
The Company generated net income of $26.4 million in the three months ended March 31, 2017 compared to net income of $124.6 million in the same period of 2016. The decrease in net income in the current period primarily resulted from increased corporate expenses, net losses and loss expenses, acquisition expenses, decreased net foreign exchange gain and net realized and unrealized gains, partially offset by increased net investment income and income tax benefit, decreased amortization expense and lower preferred dividends.
Net Income Attributable to Non-controlling Interests
The Company's net income attributable to non-controlling interests was $7.0 million in the three months ended March 31, 2017 compared to $9.1 million in the same period of 2016. At March 31, 2017, Endurance Holdings and Endurance Bermuda together owned 33.3% of BCRH's common shares and Endurance Bermuda owned 28.0% of BCGR's ordinary shares. Net income attributable to non-controlling interests relates to the share of the Company's net income attributable to the BCRH common shares and BCGR ordinary shares that are not owned by the Company.
Reserve for Losses and Loss Expenses
As of March 31, 2017, the Company had accrued losses and loss expense reserves of $4.8 billion (December 31, 2016 - $4.9 billion). This amount represents management's best estimate of the ultimate liability for payment of losses and loss expenses related to loss events. During the three months ended March 31, 2017 and 2016, the Company's net paid losses and loss expenses were $451.6 million and $340.3 million, respectively.
As more fully described under "Reserving Process" in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2016 Form 10-K, the Company incorporates a variety of actuarial methods and judgments in its reserving process. Two key inputs in the various actuarial methods employed by the Company are initial expected loss ratios and expected loss reporting patterns. These key inputs impact the potential variability in the estimate of the reserve for losses and loss expenses and are applicable to each of the Company's business segments. The Company's loss and loss expense reserves consider and reflect, in part, deviations resulting from differences between expected loss and actual loss reporting as well as judgments relating to the weights applied to the reserve levels indicated by the actuarial methods. Expected loss reporting patterns are based upon internal and external historical data and assumptions regarding claims reporting trends over a period of time that extends beyond the Company's own operating history.
Differences between actual reported losses and expected losses are anticipated to occur in any individual period and such deviations may influence future initial expected loss ratios and/or expected loss reporting patterns as the recent actual experience becomes part of the historical data utilized as part of the ongoing reserve estimation process. The Company has demonstrated the impact of changes in the speed of the loss reporting patterns, as well as changes in the expected loss ratios, within the tables under the heading "Potential Variability in Reserves for Losses and Loss Expenses" in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2016 Form 10-K.

Losses and loss expenses for the three months ended March 31, 2017 are summarized as follows:

	Incurred related to:
Three Months Ended March 31, 2017	Current year	Prior years	Total incurred losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$32,023	$(4,646)	$27,377
Casualty and other specialty	55,494	(5,726)	49,768
Professional lines	26,196	(294)	25,902
Property, marine/energy and aviation	46,574	(403)	46,171
Total Insurance	160,287	(11,069)	149,218
Reinsurance:
Catastrophe	19,421	(971)	18,450
Property	29,912	(3,075)	26,837
Casualty	41,299	(7,145)	34,154
Professional lines	39,348	(4,636)	34,712
Specialty	44,852	(6,910)	37,942
Total Reinsurance	174,832	(22,737)	152,095
Totals	$335,119	$(33,806)	$301,313

Losses and loss expenses for the three months ended March 31, 2017 included $33.8 million in favorable development of reserves relating to prior accident years. The favorable loss reserve development experienced during the three months ended March 31, 2017 benefited the Company's reported net loss ratio by approximately 6.2 percentage points. This net reduction in estimated losses for prior accident years reflects lower than expected claims emergence for the three months ended March 31, 2017 in all lines of business within the Insurance and Reinsurance segments.
For the three months ended March 31, 2017, the Company did not materially alter the key inputs utilized to establish reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) related to prior years for the insurance and reinsurance segments as the variances in reported losses for those segments were within the range of possible results anticipated by the Company.
Losses and loss expenses for the three months ended March 31, 2016 are summarized as follows:

	Incurred related to:
Three Months Ended March 31, 2016	Current year	Prior years	Total incurred losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$31,316	$(13,265)	$18,051
Casualty and other specialty	43,653	(7,138)	36,515
Professional lines	25,464	(187)	25,277
Property, marine/energy and aviation	48,875	(2,586)	46,289
Total Insurance	149,308	(23,176)	126,132
Reinsurance:
Catastrophe	5,873	(15,465)	(9,592)
Property	42,852	(3,565)	39,287
Casualty	29,139	(5,674)	23,465
Professional lines	38,210	(3,619)	34,591
Specialty	39,055	(9,610)	29,445
Total Reinsurance	155,129	(37,933)	117,196
Totals	$304,437	$(61,109)	$243,328

Losses and loss expenses for the three months ended March 31, 2016 included $61.1 million in favorable development of reserves relating to prior accident years. The favorable loss reserve development experienced during the three months ended March 31, 2016 benefited the Company's reported net loss ratio by approximately 11.0 percentage points. This net reduction in estimated losses for prior accident years reflects lower than expected claims emergence for the three months ended March 31, 2016 in all lines of business within the Insurance and Reinsurance segments.
For the three months ended March 31, 2016, the Company did not materially alter the two key inputs utilized to establish its reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) for business related to prior years for the insurance and reinsurance segments as the variances in reported losses for those segments were within the range of possible results anticipated by the Company.
Insurance
Agriculture. For the three months ended March 31, 2017, the Company recorded favorable loss emergence due to lower than anticipated multi-peril crop insurance claims settlements for the 2016 crop year. For the three months ended March 31, 2016, the Company recorded favorable loss emergence due to lower than anticipated multi-peril crop insurance claims settlements for the 2015 crop year.
Casualty and other specialty. For the three months ended March 31, 2017, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity, particularly within the Bermuda healthcare business, which was partially offset by unfavorable development on the Company's surety business. For the three months ended March 31, 2016, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity, particularly within the Bermuda excess casualty business.
Professional lines. For the three months ended March 31, 2017 and 2016, ultimate losses for prior years in the Company's professional lines insurance were relatively stable as reported loss activity was in line with expectations.
Property, marine/energy and aviation. For the three months ended March 31, 2017, the modest favorable loss emergence within the property, marine/energy and aviation line of business was primarily due to lower than expected reported claims emergence within the Company's U.K. energy business, mostly offset by unfavorable development in the Company's inland marine, aviation and property businesses. For the three months ended March 31, 2016, the favorable loss emergence within the property, marine/energy and aviation line of business was primarily due to lower than expected claims emergence within the property business.
Reinsurance
Catastrophe. For the three months ended March 31, 2017 and 2016, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity within the U.S. property catastrophe businesses.
Property. For the three months ended March 31, 2017 and 2016, the Company recorded favorable loss emergence in the property line of business primarily due to lower than expected claims activity within the property treaty business.
Casualty. For the three months ended March 31, 2017 and 2016, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity for business written by the Bermuda operation.
Professional lines. For the three months ended March 31, 2017 and 2016, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims emergence in prior accident years.
Specialty. For the three months ended March 31, 2017, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity within the marine, aerospace, and surety businesses. For the three months ended March 31, 2016, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity within the marine, trade credit and political risk business.

The total reserves for losses and loss expenses recorded on the Company's balance sheet were comprised of the following at March 31, 2017:

	Case Reserves	IBNR Reserves	Reserve for losses and loss expenses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$61,593	$108,308	$169,901
Casualty and other specialty	282,827	1,089,309	1,372,136
Professional lines	138,631	579,832	718,463
Property, marine/energy and aviation	280,809	175,016	455,825
Total Insurance	763,860	1,952,465	2,716,325
Reinsurance:
Catastrophe	145,405	64,767	210,172
Property	213,883	93,770	307,653
Casualty	241,453	489,571	731,024
Professional lines	97,194	346,313	443,507
Specialty	160,685	265,603	426,288
Total Reinsurance	858,620	1,260,024	2,118,644
Totals	$1,622,480	$3,212,489	$4,834,969
The total reserves for losses and loss expenses recorded on the Company's balance sheet were comprised of the following at December 31, 2016:

	Case Reserves	IBNR Reserves	Reserve for losses and loss expenses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$195,981	$51,906	$247,887
Casualty and other specialty	299,684	1,072,560	1,372,244
Professional lines	155,631	555,743	711,374
Property, marine/energy and aviation	295,430	172,054	467,484
Total Insurance	946,726	1,852,263	2,798,989
Reinsurance:
Catastrophe	150,408	59,436	209,844
Property	220,223	100,122	320,345
Casualty	233,374	499,459	732,833
Professional lines	87,138	338,034	425,172
Specialty	153,581	264,374	417,955
Total Reinsurance	844,724	1,261,425	2,106,149
Totals	$1,791,450	$3,113,688	$4,905,138
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

Insurance
The following table summarizes the underwriting results and associated ratios for the Company's Insurance segment for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$989,897	$835,117
Ceded premiums written	(543,132)	(464,173)
Net premiums written	446,765	370,944
Net premiums earned	224,650	219,569
Expenses
Losses and loss expenses	149,218	126,132
Acquisition expenses	41,119	30,358
General and administrative expenses	48,114	38,429
	238,451	194,919
Underwriting (loss) income	$(13,801)	$24,650

Net loss ratio	66.4%	57.5%
Acquisition expense ratio	18.3%	13.8%
General and administrative expense ratio	21.4%	17.5%
Combined ratio	106.1%	88.8%
Premiums. Gross premiums written for the three months ended March 31, 2017 in the Insurance segment increased by 18.5% over the same period in 2016. Gross and net premiums written for each line of business in the Insurance segment were as follows:

	Three Months Ended March 31,
	2017		2016
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Agriculture	$545,041	$264,343	$496,216	$208,627
Casualty and other specialty	196,585	82,752	138,255	63,497
Professional lines	99,886	45,953	77,415	43,334
Property, marine/energy and aviation	148,385	53,717	123,231	55,486
Total	$989,897	$446,765	$835,117	$370,944

The movements in the gross premiums written in the Insurance segment for the three months ended March 31, 2017 compared to the same periods in 2016 were primarily due to the following factors:

•	An increase in gross premiums written in the agriculture line of business primarily due to higher commodity prices; and

•
An increase in gross premiums written in the property, marine/energy and aviation, professional lines and casualty and other specialty lines of business due primarily to business generated by new underwriting teams in the U.S. and the U.K.

Ceded premiums written increased during the three months ended March 31, 2017 as compared to the same period in 2016. Increased gross premiums written resulted in increased ceded premiums under the whole account quota share treaty covering the entire Insurance segment's business, combined with additional purchases of facultative and excess of loss reinsurance in the property, marine/energy and aviation line of business.
Net premiums earned by the Company in the Insurance segment increased in the three months ended March 31, 2017 compared to the same periods in 2016. The increase was a result of growth in gross premiums written partially offset by increased ceded premiums across the segment.

Losses and Loss Expenses. The net loss ratio in the Company's Insurance segment increased by 8.9 percentage points for the three months ended March 31, 2017 compared to the same period in 2016. The increase in the net loss ratio for the three months ended March 31, 2017 was primarily due to lower levels of favorable prior year reserve development in the agriculture line of business and increased loss activity in the casualty, other specialty, and property, marine/energy and aviation lines of business. Partially offsetting these increases was a lower net loss ratio in the professional lines business.
During the three months ended March 31, 2017, the Company's previously estimated losses and loss expense reserves for the Insurance segment for prior accident years were reduced by $11.1 million which decreased the net loss ratio by 4.9 percentage points as compared to a reduction of $23.2 million that decreased the net loss ratio by 10.6 percentage points for the three months ended March 31, 2016. Lower levels of favorable prior year loss reserve development in the three months ended March 31, 2017 compared to 2016 was experienced mainly in the agriculture line of business.
Acquisition Expenses. The acquisition expense ratio in the Insurance segment in the three months ended March 31, 2017 increased compared to the same period in 2016. For the three months ended March 31, 2016, the addition of earned premiums from the Company's acquisition of Montpelier, which had no associated acquisition costs, decreased the acquisition expense ratio for that period.
General and Administrative Expenses. The general and administrative expense ratio in the Insurance segment in the three months ended March 31, 2017 increased compared to the same period in 2016 due to an increase in personnel costs associated with the addition of new underwriting teams and additional employees, partially offset by increased ceding commission reimbursements as a result of additional purchases of reinsurance.
Reinsurance
The following table summarizes the underwriting results and associated ratios for the Company's Reinsurance business segment for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$788,964	$776,560
Ceded premiums written	(216,080)	(208,662)
Net premiums written	572,884	567,898
Net premiums earned	322,382	333,622
Other underwriting loss	(5,892)	(2,444)
	316,490	331,178
Expenses
Losses and loss expenses	152,095	117,196
Acquisition expenses	78,005	73,484
General and administrative expenses	25,843	33,796
	255,943	224,476
Underwriting income	$60,547	$106,702

Net loss ratio	47.2%	35.2%
Acquisition expense ratio	24.2%	22.0%
General and administrative expense ratio	8.0%	10.1%
Combined ratio	79.4%	67.3%

Premiums. In the three months ended March 31, 2017, net premiums written in the Reinsurance segment increased by 0.9% over the same periods in 2016. Gross and net premiums written for each line of business in the Reinsurance segment for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017		2016
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Catastrophe	$207,473	$98,191	$200,830	$88,868
Property	143,149	123,417	156,466	150,056
Casualty	63,932	63,869	98,720	98,719
Professional lines	78,040	76,539	48,549	48,220
Specialty	296,370	210,868	271,995	182,035
Total	$788,964	$572,884	$776,560	$567,898

The movements in gross premiums written in the Reinsurance segment for the three months ended March 31, 2017 compared to the same periods in 2016 were primarily due to the following factors:

•
An increase in gross premiums written in the catastrophe line of business due to new international business, partially offset by rate declines and non-renewal of policies that no longer met profitability targets;

•	A decrease in gross premiums written in the property line of business due to non-renewal of policies that no longer met profitability targets;

•
A decline in gross premiums written in the casualty line of business due to the timing of renewal for a large eighteen month international contract and non-renewal of policies that no longer met profitability targets;

•	An increase in gross premiums written in the professional lines of business due to increases in signed lines; and

•
An increase in gross premiums written in the specialty line of business due to new surety business written and increased renewals in the surety and engineering business, partially offset by non-renewal of policies that no longer met profitability targets.

        Ceded premiums written increased in the three months ended March 31, 2017 as compared to the same period in 2016. Ceded premiums written increased primarily due to the growth in gross premiums written, combined with additional purchases of facultative reinsurance in the property line of business.
Net premiums earned by the Company in the Reinsurance segment for the three months ended March 31, 2017 decreased compared to net premiums earned during the same period in 2016 as the net premiums earned for the three months ended March 31, 2016 included the earning of premiums acquired in the Montpelier acquisition.
Other Underwriting Loss. Other underwriting loss increased for the three months ended March 31, 2017. The increase in other underwriting loss was primarily due to decreased income from the Company's weather derivative products for the period.
Losses and Loss Expenses. The net loss ratio in the Company's Reinsurance segment for the three months ended March 31, 2017 increased compared to the same period in 2016. The increase in the net loss ratio for the three months ended March 31, 2017 was across all lines of business due to higher than expected loss activity.

The Company recorded $22.7 million of favorable prior year loss reserve development in the three months ended March 31, 2017, which benefited the net loss ratios by 7.1 percentage points compared to $37.9 million in the three months ended March 31, 2016, which benefited the net loss ratios by 11.4 percentage points. Favorable reserve development in the three months ended March 31, 2017 was lower than the same period in 2016, primarily in the catastrophe line of business.
Acquisition Expenses. The Company's acquisition expense ratio in the Reinsurance segment for the three months ended March 31, 2017 was higher than the same period in 2016. For the three months ended March 31, 2016, the addition of earned premiums from the Company's acquisition of Montpelier, which had no associated acquisition costs, decreased the acquisition expense ratio for that period.

General and Administrative Expenses. The general and administrative expense ratio in the Reinsurance segment for the three months ended March 31, 2017 decreased compared to the same period in 2016 due to lower personnel costs.
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
Ability of Subsidiaries to Pay Dividends. The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of March 31, 2017, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $1,077.7 million (December 31, 2016 – $1,109.3 million) without prior regulatory approval based upon the Bermuda insurance and corporate regulations. At March 31, 2017, Endurance Holdings has loaned Endurance Bermuda $613.5 million, which remains outstanding and is callable on demand.
Each of the Company's U.S. operating subsidiaries, except American Agri-Business Insurance Company ("American Agri-Business") is subject to regulation by the State of Delaware Department of Insurance. American Agri-Business is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders' surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2016, none of the Company's U.S. operating subsidiaries, except American Agri-Business, had earned surplus; therefore, these companies are precluded from declaring or distributing dividends at March 31, 2017 without the prior approval of the applicable insurance regulator. At March 31, 2017, American Agri-Business could pay dividends of $3.3 million with notice to the Texas Department of Insurance. In addition, any dividends paid by Endurance American, Endurance American Specialty and Endurance Risk Solutions would be subject to the dividend limitation of their respective parent insurance companies.
Under the jurisdiction of the United Kingdom's Prudential Regulation Authority ("PRA") and the Financial Conduct Authority ("FCA"), Endurance Worldwide Insurance Limited ("Endurance U.K.") must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The PRA regulatory requirements impose no explicit restrictions on Endurance U.K.'s ability to pay a dividend, but Endurance U.K. would have to notify the PRA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distributions. At March 31, 2017, Endurance U.K. had $52.1 million (December 31, 2016 - nil) retained profits available for distributions.
Endurance Corporate Capital Limited, Syndicate 5151 and Endurance at Lloyd's Limited ("Endurance at Lloyd's") are subject to oversight by the Council of Lloyd's. Endurance at Lloyd's is also subject to regulation by the PRA and the FCA. Underwriting capacity of a member of Lloyd's must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd's ("FAL"). The amount of FAL required is determined by the Economic Capital Assessment ("ECA"), together with any deficit funding requirements. The ECA, which is determined by Lloyd's, is based on Syndicate 5151's solvency and capital requirement as calculated through its internal model and the latest approved business plan. At March 31, 2017, the fair value of the FAL posted for Syndicate 5151 at March 31, 2017 was $324.2 million (December 31, 2016 - $323.6 million). At March 31, 2017, Endurance Corporate Capital Limited did not have assets available for distribution.
Cash and Invested Assets. The Company's aggregate invested assets, including fixed maturity investments, short-term investments, equity securities, other investments, cash and cash equivalents and pending securities transactions, as of March 31, 2017 totaled $8.8 billion compared to aggregate invested assets of $8.8 billion as of December 31, 2016.
At March 31, 2017, the Company's available for sale investments had gross unrealized gains of $113.7 million and gross unrealized losses of $25.7 million compared to gross unrealized gains of $95.3 million and gross unrealized losses of $37.4 million at December 31, 2016. The decrease in gross unrealized losses on the Company's available for sale investments at March 31, 2017 compared to December 31, 2016 was primarily due to tightening credit spreads. The Company did not have the intent to sell any of its fixed income investments in an unrealized loss position and determined that it was unlikely that the Company would be required to sell securities in an unrealized loss position at March 31, 2017. During the three months ended March 31, 2017, the Company impaired certain fixed maturity investments and equity securities and therefore recognized in earnings total other-than-temporary impairments of $0.4 million (2016 - $0.6 million) for the three months ended March 31, 2017.
The Company's aggregate direct exposure to the indebtedness and equity securities of those countries whose currency is the Euro or whose sovereign debt rating is below AAA (except the U.S.) was $809.9 million at March 31, 2017, compared to $763.7 million at December 31, 2016.
Cash Flows

	Three Months Ended March 31,
	2017	2016
	(U.S. dollars in thousands)
Net cash flows used in operating activities	$(143,300)	$(30,384)
Net cash flows provided by investing activities	265,206	130,818
Net cash flows provided by (used in) financing activities	53,793	(75,088)
Effect of exchange rate changes on cash and cash equivalents	6,927	9,637
Net increase in cash and cash equivalents	182,626	34,983
Cash and cash equivalents, beginning of period	1,149,541	1,177,750
Cash and cash equivalents, end of period	$1,332,167	$1,212,733
Cash flows used in operating activities in the three months ended March 31, 2017 increased compared to the same period in 2016 from higher levels of gross loss payments cash and ceded premium payments.
Investing activity cash flows reflect the Company's active management of its investment portfolio to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing of investment sales and purchases. The increase in cash flows provided by investing activities in 2017 is primarily due to decreased purchases of trading and available for sale investments and other investments, partially offset by higher proceeds from sales and maturities on trading and available for sale investments compared to 2016.
The cash flows provided by (used in) financing activities in the three months ended March 31, 2017 were higher than in the same period in 2016 as a result of the receipt of cash from Sompo to settle the Company's share-based awards with employees in April 2017, lower dividends paid, debt repayments and net distributions to non-controlling interest, offset by higher settlements of equity awards.
Foreign exchange rate changes had a positive impact on the cash balances of the Company in the three months ended March 31, 2017 had a positive impact on the cash balances of the Company as the U.S. dollar generally weakened against most key currencies in the period resulting in an increase in the reported value of holdings in those currencies. Foreign exchange rate changes in the three months ended March 31, 2016 had a positive impact on the cash balances of the Company as the U.S. dollar and British Sterling generally weakened against most key currencies in the period resulting in an increase in the reported value of holdings in those currencies.
As of March 31, 2017 and December 31, 2016, the Company had pledged cash and cash equivalents and fixed maturity investments of $105.7 million and $106.8 million, respectively, in favor of certain ceding companies to collateralize obligations. As of March 31, 2017 and December 31, 2016, the Company had also pledged $248.3 million and $252.2 million of its cash and fixed maturity investments to meet collateral obligations for $224.4 million and $222.3 million, respectively, in letters of credit outstanding under its Credit Facility (as defined below) and LOC Agreements (as defined below). In addition, at March 31, 2017 and December 31, 2016, cash and fixed maturity investments with fair values of $207.6 million and $207.8 million were on deposit with U.S. state regulators, respectively.
Credit Facilities. On March 23, 2016, the Company and certain designated subsidiaries of the Company entered into a $450.0 million five-year letter of credit facility with JPMorgan Chase Bank, N.A. ("JPMorgan") as administrative agent ("Credit Facility"). As of March 31, 2017, there were letters of credit outstanding under the Credit Facility of $199.2 million (December 31, 2016 – $199.8 million). The Credit Facility does not provide for revolving or term loans.
The Company is party to certain uncommitted letter of credit reimbursement agreements ("LOC Agreements") that allow for the issuance of letters of credit in a variety of currencies, including U.S. dollars. The fees paid under the LOC Agreements depend on the amount of the outstanding letters of credit and vary from 0.30% to 0.45% on the principal amount of letters of credit outstanding to a fee negotiated at the time of issuance of the individual letters of credit. The total amount of letters of credit outstanding under the LOC Agreements as of March 31, 2017 was $25.2 million (December 31, 2016 - $22.5 million).

BCRH Credit Facility. The Company, through a wholly-owned subsidiary, is party to an unsecured $20.0 million credit facility agreement with BCRH (the "BCRH Credit Facility"). As of March 31, 2017, BCRH had no outstanding borrowings under the BCRH Credit Facility (December 31, 2016 - nil).
BCGR Credit Facility. The Company, through a wholly-owned subsidiary, is party to an unsecured $20.0 million credit facility agreement with BCGR (the "BCGR Credit Facility"). As of March 31, 2017, BCGR had no outstanding borrowings under the BCGR Credit Facility (December 31, 2016 - nil).
On June 1, 2016, Endurance redeemed all 9,200,000 shares outstanding of its 7.5% Non-Cumulative Preferred Shares, Series B (the "Series B Preferred Shares") at a redemption price of $25.00 per share plus unpaid dividends.
Historically, the operating subsidiaries of the Company have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of the business written by the Company, the seasonality in the timing of payments by ceding companies, the irregular timing of loss payments, the impact of a change in interest rates on the Company's investment returns as well as seasonality in coupon payment dates for fixed maturity investments, cash flows from the Company's operating activities may vary significantly between periods. The Company expects to generate positive operating cash flows through 2017, absent the occurrence of additional significant loss events. In the event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available, liquidate a portion of its investment portfolio, or arrange for additional financing. There can be no assurance that the Company will be successful in executing these strategies.
Off-Balance Sheet Arrangements
Certain of the Company's ongoing obligations to Selective Insurance Group, Inc. in connection with the sale of Montpelier U.S. Insurance Company constitute off-balance sheet arrangements. Excluding these specific transactions, as of March 31, 2017, the Company was not party to any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K, to which an entity unconsolidated with the Company is a party that management believes is reasonably likely to have a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that the Company believes is material to investors.
Currency and Foreign Exchange
The Company's functional currencies are U.S. dollars for its U.S., Bermuda and Lloyd's operations, and British Sterling for Endurance U.K. The reporting currency for all operations is U.S. dollars. The Company maintains a portion of its investments and liabilities in currencies other than the U.S. dollar. Endurance U.K. and Endurance Corporate Capital Limited are subject to risk-based capital charges under Solvency II. Depending on the profile of the Company's liabilities, each of the Company's operating subsidiaries hold some of their respective assets in currencies corresponding to the currencies of its liabilities in accordance with the Company's asset and liability management policy and in order to limit currency risk. The Company may, from time to time, experience gains or losses resulting from fluctuations in the values of foreign currencies, which could have a material adverse effect on the Company's results of operations.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information provided under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Information about Market Risk" included in the Company's 2016 Form 10-K.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our 2016 Form 10-K.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1) (2)
January 1, 2017 - January 31, 2017	—	$—	—	5,000,000
February 1, 2017 - February 28, 2017	—	$—	—	5,000,000
March 1, 2017 - March 31, 2017	—	$—	—	5,000,000
Total	—	$—	—	5,000,000

(1)	Ordinary shares or share equivalents.

(2)
At its meeting on February 25, 2016, the Board of Directors of the Company authorized the repurchase of up to a total of 5,000,000 ordinary shares and share equivalents through February 28, 2018, superseding all previous authorizations. This repurchase authorization terminated upon closing of the acquisition of the Company by Sompo on March 28, 2017.

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

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of December 1, 2016, by and among Endurance Specialty Holdings Ltd., Sompo Holdings, Inc. and Volcano International Limited. Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on December 2, 2016.

3.1	Altered Memorandum of Association. Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 28, 2017.

3.2	Amended and Restated Bye-laws. Incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on March 28, 2017.

10.1
First Amendment, Waiver and Consent, dated March 17, 2017, by and among Endurance Specialty Holdings Ltd., as parent borrower, each designated subsidiary borrower party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Deutsche Bank Trust Company Americas, as collateral agent, and the lending institutions party thereto. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 21, 2017.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as at March 31, 2017 (unaudited) and December 31, 2016; (ii) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2017 and 2016; (iii) the Unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2017 and 2016; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE SPECIALTY HOLDINGS LTD.

Date:	May 10, 2017	By:	/s/ John R. Charman
John R. Charman
Chief Executive Officer

Date:	May 10, 2017	By:	/s/ Michael J. McGuire
Michael J. McGuire
Chief Financial Officer (Principal Financial Officer)